Form 10-K
period 2025-12-31
Central Bancompany, Inc.
filed 2026-03-25
CIK 2065601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 001-42965
___________________________________________
Central Bancompany, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Missouri	43-0959114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
238 Madison Street Jefferson City, MO	65101
(Address of Principal Executive Offices)	(Zip Code)
(573) 634-1111
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CBC	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2025, based on the closing price of the registrant’s Class A common stock as reported by Nasdaq on that date, was approximately $2.0 billion. The registrant has elected to use December 31, 2025, as the calculation date because on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had 240,293,104 outstanding shares as of March 23, 2026.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K to:
•We, Our, Us, and the Company - Central Bancompany, Inc., and its subsidiaries
•the Bank - The Central Trust Bank
•Business Segments - Consumer Banking, Commercial Banking and Wealth Management
•ACH - Automated Clearing House
•ACL - Allowance for credit losses
•AFS - Available for sale
•AI - Artificial intelligence
•ALCO - Asset/Liability Management Committee
•AML - Anti-Money Laundering
•AMLA - Anti-Money Laundering Act of 2020
•API - Application Programming Interface
•Articles - refers to our Second Amended and Restated Articles of Incorporation
•ASC - Accounting Standards Codification
•ASU - Accounting Standards Update
•Basel III Capital Rules - Basel Committee's December 2010 final capital framework for strengthening international capital standards
•BHC - Bank Holding Company
•bps - Basis points (one basis point equals 1/100 of 1 percent)
•BSA - Bank Secrecy Act of 1970
•Bylaws - refers to our Amended and Restated Bylaws
•C&D - Construction and development loans
•C&I - Commercial, financial & agricultural loans
•CET1 - Common Equity Tier 1
•CFPB - Consumer Financial Protection Bureau
•CODM - Chief Operating Decision Maker
•CRA - Community Reinvestment Act of 1977
•CRE - Commercial real estate
•CREPI - Commercial Real Estate Price Index
•DIF - Deposit Insurance Fund
•Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act
•ERP - Enterprise Resource Planning
•Exchange Act - The Securities and Exchange Act of 1934, as amended
•EVE - Economic value of equity
•FASB - Financial Accounting Standards Board
•Federal Reserve - refers to the Board of Governors of the Federal Reserve System
•FDIA - Federal Deposit Insurance Act
•FDIC - The Federal Deposit Insurance Corporation
•FDICIA -Federal Deposit Insurance Corporation Improvement Act of 1991
•FHLB - Federal Home Loan Bank
•FHLMC or Freddie Mac - Federal Home Loan Mortgage Corporation
•FinCEN - the Financial Crimes Enforcement Network
•Fintechs - Financial technology companies
•FOMC - Federal Open Market Committee
•FNMA or Fannie Mae - Federal National Mortgage Association

•FRB - Federal Reserve Bank
•FTE - Fully-taxable equivalent
•FTP - Funds transfer pricing
•GAAP - Generally Accepted Accounting Principles in the U.S.
•GDP - Gross domestic product.
•GLBA - Gramm-Leach-Bliley Act of 1999
•GNMA or Ginnie Mae - Government National Mortgage Association
•GSE - Government sponsored enterprises
•HELOC - Home equity lines of credit
•HPI - House Price Index
•HSA - Health Savings Account
•HTM - Held to maturity
•IPO - Initial public offering
•IRLC - Interest rate lock commitments
•IRS - Internal Revenue Service
•JOBS Act - Jumpstart Our Business Startups Act
•MSA - Metropolitan Statistical Area
•µSA - Micro Metropolitan Statistical Area
•Nasdaq - National Association of Securities Dealers Automated Quotations, or Nasdaq Stock Market LLC
•NPS - Net Promoter Score
•OD/NSF - Overdraft/non-sufficient funds
•OFAC - the U.S. Treasury Department’s Office of Foreign Assets Control
•OMSR - Originated mortgage servicing rights
•OREO - Other real estate owned
•PCA - Prompt corrective action framework
•PCAOB - Public Company Accounting Oversight Board
•RMBS - Residential mortgage-backed securities
•ROAA - Annual return on average assets
•ROTCE - Annual return on tangible common equity
•ROU - Right of Use
•RSA - Restricted stock awards
•RTP - Real time payments
•SBA - Small Business Administration
•SEC - U.S. Securities and Exchange Commission
•SERP - Supplemental Executive Retirement Plan
•TBA - To be announced
•U.S. - United States
•USA PATRIOT Act - the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
•VISA - the Visa, U.S.A. Inc. card association or its affiliates, collectively
•Voting Trust Agreement - refers to the amended and restated voting trust agreement, dated March 5, 2025 (such voting trust, the “Voting Trust”), among the Company, the extended members of the Sam Baker Cook family, certain employees, the descendants of former employees and certain other shareholders parties thereto (collectively, the “Voting Trust Members”), and S. Bryan Cook, Robert M. Robuck, and Robert R. Hermann, Jr., as trustees (collectively, the “Trustees”)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21E of the Exchange Act. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in "Part I, Item IA. Risk Factors" or "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" or the following:
•general economic conditions, including higher inflation and its impacts, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•conditions in the securities markets and real estate markets or the banking industry;
•changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
•changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;
•changes in the quality or composition of our loan or securities portfolios;
•changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
•heightened regulatory focus on commercial real estate and on commercial real estate loan concentrations;
•changes in competitive pressures among financial institutions or from non-financial institutions;
•changes in deposit flows and wholesale borrowing facilities;
•our ability to maintain sufficient liquidity and funding to fulfill cash obligations and commitments when they become due in the short-term and long-term;
•changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
•our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•our ability to obtain timely stockholder and regulatory approvals of any capital raise transactions, corporate restructurings or other significant transactions we may propose;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;
•the ability to invest effectively in new information technology systems and platforms;
•changes in future allowance for credit losses requirements under relevant accounting and regulatory requirements;
•the ability to pay future dividends, including as a result of the failure to receive any required regulatory approval to pay a dividend, or for any other reasons;
• the ability to hire and retain key personnel and qualified members of our Board of Directors;
•the ability to execute on our strategic plan, including the sufficiency of our internal resources, procedures and systems;
•the ability to achieve our strategic financial and other strategic goals;
•the ability to attract new customers and retain existing ones in the manner anticipated;

•changes in our customer base or in the financial or operating performances of our customers' businesses;
•any interruption in customer service due to circumstances beyond our control;
•cybersecurity incidents, including any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems managed either by us or third parties;
•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•the ability to keep pace with, and implement on a timely basis, technological changes;
•the success of our fintech activities, investments and strategic partnerships;
•changes in legislation, regulation, policies, guidance, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
•changes in accounting principles, policies, practices, and guidelines;
•changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
•changes to federal, state, and local income tax laws;
•changes in our credit ratings, or in our ability to access the capital markets;
•increases in our FDIC insurance premium or future assessments;
•the potential impact to the Company from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
•the effects of geopolitical instability and unforeseen or catastrophic events including natural disasters, war, conflicts, terrorist activities, civil unrest, pandemics, epidemics, and other health emergencies, and the potential impact, directly or indirectly, on our business;
•other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services;
•the ability to limit the outflow of deposits, and to successfully retain and manage any loans;
•our ability to effectively manage liquidity, including our success in deploying any liquidity arising from a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk or to utilize available collateral to obtain funding;
•the ability to obtain cost savings and control incremental non-interest expense;
•the ability to retain and attract appropriate personnel; and
•the ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations
In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. See "Part I, Item lA. Risk Factors," in this Annual Report on Form 10-K and in our other SEC filings for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.
Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

Part I
Item 1. Business
We are a bank holding company headquartered in Jefferson City, Missouri. As of December 31, 2025, we had total consolidated balance sheet assets of $20.75 billion and wealth assets under advice of $16.0 billion. Through our full-service community banking subsidiary, The Central Trust Bank, we provide a comprehensive suite of consumer, commercial and wealth management products and services to our communities, which are primarily located in Missouri, Kansas, Oklahoma and Colorado. As of December 31, 2025, we operated 155 full-service branch locations, with a consolidated weighted average deposit market share of approximately 24%. Our business model is designed to serve the holistic financial services needs of businesses, individuals, agencies and community organizations within our footprint. Our goal is simple: to provide legendary service to our customers and to be an integral part in the success of our customers and the communities we serve. Our success is driven by our long-term commitment to the markets we serve and our culture of customer service excellence.
Our Company was founded in January 1902 under the leadership of the great grandfather of our current Executive Chairman, S. Bryan Cook. During the Great Depression, we made a loan to the State of Missouri to assist it with making payroll and paying other expenses and we currently have an extensive relationship with the state. From 2008 to 2012, while in the depths of the Great Recession, we earned an annual return on average assets of at least 1.00%.
We believe the continuity of our ownership over our 124-year history of operating has fostered an enduring culture that has consistently proven successful in the marketplace and will position us well for future growth. This culture has allowed us to attract and retain great talent. Our employees are experienced (average 8-year tenure as of December 31, 2025), engaged (81% completed our most recent survey) and committed (86% would recommend working at the bank and 88% would recommend our products, each based on our most recent survey). Combined with our investments in products, services and technologies, we believe our culture has appealed to our customers and enabled us to increase market share. The core tenets of our culture, which we seek to quantify and hold ourselves accountable to, require us to be:
•Customer Centric: We focus on customer satisfaction and attracting and retaining customers for the long-term. Our latest Net Promoter Score was 74, based on our most recent customer survey, which we believe is as much as two times the average for U.S. retail banks. We have been able to grow the number of households we serve by an average of 3% per year since 2016, and believe we have the ability to continue to do so at a greater rate than our peers. Additionally, our deposit customers had an average tenure of 13 years as of December 31, 2025, and we were named Newsweek’s Best Customer Service Bank in 2023 (the only year this ranking was published).
•Community Aligned: We emphasize giving back to the communities we serve. We track our community services hours, which totaled over 29,000 in 2025, or approximately 10 hours per employee.
•Committed to the Long Term: As we have grown, our capital ratios and balance sheet liquidity metrics have exceeded the regulatory requirements and threshold for "well capitalized" status. We continuously reinvest in our business and are currently undertaking a banking core modernization project that is intended to provide us with real-time, API-based capabilities. As a testament to our success, we were ranked the #9 Best Bank by Forbes in 2026 and are one of only two banks to have been in the Top 50 in every year since Forbes began its rankings in 2009.
•Collaborative to Succeed: We maintain a community banking model led by experienced leaders in each of our markets that are empowered to make local decisions, which requires accountability and collaboration with our senior leaders and business line managers. Our collaborative contract is embodied in the “Central Code,” which we renew periodically.

__________________
Notes:
1Source: S&P Global Market Intelligence, as of June 30, 2025. The peer median references the 50 banks included in the KBW Nasdaq Regional Banking Index.
2Net Promoter Score represents Central Bancompany’s 2025 figure based on our most recent customer survey for Consumer, Commercial and Wealth businesses weighted by number of responses.
Our Business
Our vision is to become the leading financial services provider in each community we serve. To accomplish this vision, we strive to offer service levels better than other community banks and products, services and technologies consistent with the largest banks in the industry. We capture this ambition in our slogan, “Strong Roots, Endless Possibilities,” and manage our Company around these dual objectives.
The “Strong Roots” portion of our slogan is representative of our 11 “Primary Markets” and the 79 communities that we serve, as well as the executives that lead them, many of whom are long term residents of the communities in which they are employed. The following table lists our “Primary Markets”:

Primary Market	Definition
Jefferson City	Jefferson City, MO MSA
Kansas City	Kansas City, MO-KS MSA; Lawrence, KS MSA
Columbia	Columbia, MO MSA; Mexico, MO µSA; Moberly, MO µSA
St. Louis	St. Louis, MO-IL MSA
Springfield	Springfield, MO MSA
Lake of the Ozarks	Camden County, MO; Miller County, MO; Morgan County MO
Branson	Branson, MO µSA; Stone County, MO
Sedalia	Sedalia, MO µSA
Warrensburg	Warrensburg, MO µSA
Oklahoma	Tulsa, OK MSA; Oklahoma City, OK MSA
Colorado	Denver-Aurora-Centennial, CO MSA; Colorado Springs, CO MSA; Durango, CO µSA
__________________
Note: MSAs and µSAs as defined by the United States Office of Management and Budget (OMB). Primary Markets do not include the Naples-Marco Island, FL MSA (our “Naples Market”), where the Company operates one full-service branch.
We are well recognized within our markets for our relationship-based banking model that provides for local, efficient decision-making. Our experienced leaders are fully responsible for providing “legendary” customer service, growing their markets and hiring the necessary talent to achieve those goals. These leaders are empowered to make key local decisions, driving changes they believe are necessary to ensure success in their communities in collaboration with our senior leaders, but in exchange they are held accountable for performance. We believe each of our designated markets is attractive and high performing from a financial and franchise perspective.

	As of or for the year ended December 31, 2025
	Total deposits	Total loans	ROAA[6]	Deposit Market Share	Deposit Market Share (Retail)[3]	NPS[4]	Employee Satisfaction[5]
	(dollars in millions)
Missouri Markets:
Jefferson City	$3,362	$1,429	2.23%	54%	39%	77	89%
Kansas City	3,130	2,073	2.10%	3%	5%	72	81%
Columbia	2,697	1,621	2.40%	36%	26%	74	86%
St. Louis[6]	1,840	1,959	1.63%	2%	2%	78	91%
Springfield	1,859	1,298	2.30%	9%	10%	71	87%
Lake of the Ozarks	992	597	2.40%	24%	33%	77	85%
Branson	447	318	2.39%	19%	18%	70	78%
Sedalia	396	268	2.36%	39%	38%	70	91%
Warrensburg	366	193	1.87%	27%	27%	64	94%
Other Primary Markets:
Oklahoma	350	879	1.74%	0%	0%	71	81%
Colorado	411	683	0.68%	0%	0%	78	90%
Consolidated[1,2]	$15,863	$11,489	2.03%	24%	18%	74	86%
__________________
Source: Central Bancompany and S&P Global Market Intelligence
Notes:
1Consolidated deposit market share represents the weighted average value of our deposit market share across each of our Primary Markets and our Naples Market, weighted by the volume of our deposits in those markets. All market share data is sourced from S&P Global Market Intelligence as of June 30, 2025 (most recent publicly available information). Deposit market share figures for each of our Primary Markets that include multiple MSAs or counties represent blended figures for all MSAs or counties included in the definition of each such Primary Market.
2Discrepancies between consolidated deposits and loans and the sum of the 11 Primary Market areas due to deposits and loans in our non-Primary Markets.
3Represents estimated retail deposit market share based on an illustrative $250 million per branch deposit cap (excluding from the market any deposits at a single branch in excess of $250 million).
4NPS figures are based on most recent annual customer survey and weighted by number of responses for Consumer, Commercial and Wealth lines of business (in the case of Commercial, figure is based on responses from customers who consider the Bank to be their primary financial services provider).
5Employee satisfaction figures represent share of employees who would recommend working at the bank based on most recent annual employee survey.
6Includes the impact of the loss on the sale of the consumer lease portfolio, which had an after-tax impact of $6.6 million on the return of average assets for the St. Louis market. This negatively impacted the market's ROAA by 30 basis points and the consolidated ROAA by 6 basis points.
To serve these communities well, we aim to deliver “Endless Possibilities,” including best-in-class products, services and technologies delivered through our consumer, commercial and wealth management business lines and supported by our technology division to drive customer satisfaction and focus on innovation. Our in-house technology division and innovation teams, together employing approximately 65 programmers and designers, support these business lines and their customer experience objectives. These collective investments have positioned us well, with an average mobile app rating of 4.9/5 on iOS with over 53,000 customer ratings (as of March 1, 2026), as a result of 310 mobile functionalities (similar to those offered by the largest banks in the U.S., including at least 98% of the features offered by large money center banks, according to FinTech Insights).
Our Markets
We are a community bank organized around our 11 Primary Markets, serving 79 communities. Our business is predominantly located in Missouri, a state known for its business-friendly environment, diversified and stable markets, favorable tax regime and convenient location in the central U.S., making it a hub for industries such as transportation, logistics and trade. In addition, we are growing our presence in banking markets located throughout the states of Kansas, Oklahoma, Colorado and Florida. As of December 31, 2025, we operate a network of 155 full-service branches across 17 MSAs and µSAs.

Central Bank began its legacy in 1902 in Jefferson City, Missouri where we maintain the leading market share. Over our history, we believe our customer-centric approach and commitment to local leadership have bolstered our presence in legacy markets and allowed us to expand our reach into urban, suburban and midsized markets, enabling us to serve a diverse customer base. Our strategic expansion into higher-growth metropolitan areas, like Kansas City, St. Louis, Denver, Tulsa and Oklahoma City, provides access to a broad range of commercial, consumer and government banking opportunities, while enabling us to attract experienced bankers and deepen client relationships. We believe our operations in smaller, stable markets contribute a strong, loyal customer base that provides stable, low cost deposits. We continue to nurture our long-standing relationships with individuals, businesses, agencies and community organizations in our footprint, which strengthens our ability to fund growth and deepen client engagement, while winning market share over time in both new and legacy markets. Since June 30, 2010, our consolidated weighted average deposit market share has increased by approximately 3 percentage points despite dislocations from the 2008 financial crisis and the COVID-19 pandemic.
The following chart shows the location of our 155 full-service branches:
Our Business Lines
Our business model is designed to serve the holistic financial services needs of businesses, individuals, agencies and community organizations within our footprint. Our goal is simple: to provide legendary service to our customers and to be an integral part in the success of our customers and the communities we serve. Our relationship management teams are organized in focused business lines: Consumer Banking, Commercial Banking and Wealth Management.
Consumer Banking
Consumer Banking serves approximately 257,000 households through our network of 155 full-service branches and approximately 1,400 full-time employees as of December 31, 2025, including our mortgage team. We provide a comprehensive suite of offerings, including a full set of deposit products, state-of-the-art digital banking solutions, a range of consumer lending solutions, including home equity lines of credit, and a wholly owned credit card portfolio. Our leading mortgage operation offers both standard mortgages with in-house servicing, typically sold to Freddie Mac, Fannie Mae or private investors, and a wide range of sophisticated balance sheet options. As of December 31, 2025, our median consumer deposit size was approximately $1,387; our median consumer noninterest bearing deposit was approximately $1,051; our median installment loan was approximately $9,000; and our median mortgage loan was approximately $49,000.

Commercial Banking
Through our network of commercial bankers across our footprint, Commercial Banking provides full-service relationship banking solutions to approximately 69,000 small, middle-market and commercial business entities within our markets as of December 31, 2025. Our long-tenured commercial lending teams originate loans to finance a wide range of our customers’ needs, including commercial, small business and government segments, while striving to maintain conservative underwriting standards. Our deposit and cash management solutions feature a full suite of digital-first tools, treasury management services, and innovative payment and card solutions to complement our comprehensive deposit offerings. As of December 31, 2025, our median commercial deposit size was approximately $4,174; our median commercial noninterest bearing deposit was approximately $3,414; and our median commercial loan was approximately $92,000.
Commercial Banking includes our government business, which held approximately $2.6 billion of public funds across approximately 450 relationships as of December 31, 2025. These relationships are longstanding, with an average tenure of 16 years, and consist of clients across the spectrum of local government, including state-level entities and agencies, public schools, and municipal and county governments, among others.
Our comprehensive treasury management solutions are designed to scale from the smallest business banking clients to our largest commercial and government clients. We offer a full suite of products and services assisting clients with their cash flow and liquidity management, payment and card, reconciliation and fraud management needs. Payable solutions include ACH, wire transfer, commercial cards, business cards, prepaid cards, payroll cards, bill pay, account reconciliation, integrated payables, check issuance and ePayroll. Our payables solutions give our business customers options on how to best deliver their payments depending on speed, choice and efficiency. Receivable solutions include merchant services, ACH, RTP, wire transfers, remote deposit capture, automated invoicing, lockbox, integrated receivables, and coin and currency. These receivable tools help reduce days sales outstanding for our customers and allow for quicker receipt of payment. These solutions are paired with our Treasury Management platform that provides detailed information reporting, mobile capabilities, alerting, self-service and ERP integrations to popular accounting systems allowing for simpler account reconciliation.
We are a recognized leader in payments: among other distinctions, for 2024, we were recognized as the 19th largest corporate card issuer, the 33rd largest purchasing and fleet card issuer, the 46th largest commercial card issuer, and 17th largest commercial prepaid card issuer according to a Nilson Report published in May 2025. We seek to maintain our leadership through continued investment in emerging technologies, including enabling instant payments through RTP, further strengthening our robust capabilities. Additionally, we are differentiated from similarly sized banks by offering dedicated treasury management solutions tailored for governments, municipalities and associations, much of which we have built with our own technology. We have been consistently recognized as providing one of the best HSA programs in the country and are the 18th largest HSA provider as of December 31, 2024, according to a report from Devenir published in April 2025.
Wealth Management
Our Wealth Management line of business consists of two platforms: Central Trust Company and Central Investment Advisors, supported by a team of more than 150 seasoned, highly credentialed professionals, including CFPs, CFTAs, J.D.s, CFAs and CPAs, as of December 31, 2025. Collectively, our Wealth Management businesses managed $16.0 billion in assets under advice as of December 31, 2025, offering diverse services and delivering tailored investment solutions. Central Trust Company manages approximately $11.0 billion in assets under advice across a network of nine locations and provides comprehensive wealth management solutions, including: investment management, fiduciary services, retirement planning / employee benefits solutions, financial, estate and tax planning services. Central Investment Advisors, in partnership with LPL Financial, offers traditional brokerage and managed investment solutions, financial and retirement planning, wealth transfer, insurance planning and employee benefits solutions to individuals, families and businesses through a network of 104 locations. We expect that recent private banking hires and a planned private banking product expansion will further enhance our ability to deliver customized financial solutions, driving deeper product penetration for high-net-worth and ultra-high-net-worth clients. Our Wealth Management business generates high net margins, providing stability and enhancing the resiliency of our franchise.

Our Products and Services
As a relationship-focused bank, we combine a broad suite of financial products with advanced technology, delivering a banking experience that we believe rivals the largest institutions while maintaining the personal service of a community bank. Our highly rated mobile app is designed to provide seamless access for our customers to a broad array of financial services, including loans, deposit accounts, wealth management and treasury management solutions. Whether serving businesses, consumers or government organizations, our mission is to offer the tools and expertise to help clients manage their financial goals with ease.
Loans and Leases
As a community bank, we endeavor to support economic growth in each of the communities in which we operate. This focus aligns our lending activity and growth. We have a highly diversified loan and lease portfolio that has grown steadily through multiple economic cycles. Much of this growth was organic as a result of our strategic focus on local businesses in our core communities, supplemented by several acquisitions. While growing our loan and lease portfolio, we have maintained a conservative approach to underwriting and stringent risk management standards designed to promote pristine asset quality.
We offer a broad range of lending products with a focus on CRE, C&D, commercial, financial & agricultural (mainly referred to as “C&I”), multi-family and one-to-four-family residential loans in our Primary Markets in Missouri, Kansas, Oklahoma and Colorado. As of December 31, 2025, 87.8% of our loans were to borrowers who resided or organized in our Primary Markets. We deliver these products through a local, relationship-based delivery model emphasizing market-level credit authority.
Commercial Real Estate (CRE)
Our commercial real estate business leverages our commitment to relationship lending to support multi-family, non-owner occupied, and owner occupied commercial real estate lending opportunities with properties or sponsors located in our markets. We focus on maintaining a diverse portfolio of commercial real estate property types and locations. Consistent with our conservative underwriting approach and risk management standards, our policy is to limit transaction exposure and require modest leverage profiles and sufficient sponsor recourse across all commercial real estate classes, and we have elevated approval as exposure increases to manage portfolio risk.
As of December 31, 2025, we reported $4,731 million in total commercial real estate loans, consisting of $3,150 million in non-owner occupied CRE, which includes $866 million in multi-family CRE, and $1,580 million in owner occupied CRE, which includes $318 million of loans secured by farmland. Our commercial real estate portfolio is well diversified across both transaction sizes and property types.
Construction and Development (C&D)
We maintain an active lending business in commercial construction and development loans. Our commercial C&D loan portfolio includes multi-family, hospitality, office, industrial and commercial construction loans. Our C&D loan balance totaled $571 million at December 31, 2025.
As of December 31, 2025, total CRE and C&D loan balances were $5,301 million, comprised of $571 million in C&D loans, $3,150 million in non-owner occupied CRE and $1,580 million in owner-occupied CRE loans.

We finance a wide variety of CRE and C&D property types which include multi-family, industrial, retail, hotels, office and self-storage. We monitor our concentrations on these property types against internal limits. The following table shows the composition of our CRE and C&D portfolio by property type and the state in which the real estate resides as of December 31, 2025.

	As of December 31, 2025
									% of
	MO	KS	OK	TX	CO	IL	Other[1]	All States	Total
CRE and C&D	(dollars in thousands)
Multifamily	$499,476	$150,197	$90,494	$4,036	$41,379	$42,789	$107,275	$935,646	17.6%
Industrial	380,843	101,353	120,160	11,486	31,798	6,735	124,802	777,176	14.7%
Retail	292,060	41,255	77,555	2,965	29,688	5,343	39,141	488,007	9.2%
Hotels	219,608	76,314	48,903	22,118	47,249	3,100	65,694	482,985	9.1%
Office	222,978	69,286	73,489	0	16,611	854	20,269	403,488	7.6%
Commodities	309,651	9,450	1,555	602	1,208	202	823	323,491	6.1%
Consumer	229,585	26,140	8,180	0	4,321	17,901	1,733	287,859	5.4%
Hospitality	224,466	29,441	1,743	0	4,640	0	14,411	274,700	5.2%
Other services	179,631	21,136	14,158	0	2,468	4,102	3,602	225,098	4.2%
Self-storage	84,283	17,882	13,050	21,561	237	8,647	73,078	218,738	4.1%
Senior living	76,629	55,879	500	0	0	20,237	29,199	182,443	3.4%
Other	446,501	37,881	69,232	18,034	53,817	12,531	63,653	701,648	13.2%
Total CRE and C&D	$3,165,709	$636,212	$519,018	$80,802	$233,416	$122,443	$543,679	$5,301,278	100.0%
% of total	59.7%	12.0%	9.8%	1.5%	4.4%	2.3%	10.3%	100.0%
[1] Other states includes 31 states across the U.S. and no individual state is greater than 1.5%.
Commercial, Financial & Agricultural (C&I)
Through our relationship model we seek to cultivate commercial, financial and agricultural relationships within our markets. We focus on developing comprehensive relationships, including cash management and treasury management services in addition to working capital, equipment, expansion, acquisition and financing needs. Our underwriting focuses on cash flow as our primary source of loan repayment, supplemented by collateral and sponsor support. We manage our exposure levels to any specific industries or individual entity. Our commercial, financial and agricultural loans totaled $1.8 billion in loan balances at December 31, 2025. The following table shows the composition of our commercial, financial & agricultural portfolio by industry type and the state in which the customer resides as of December 31, 2025.

	As of December 31, 2025
									% of
	MO	KS	OK	TX	CO	IL	Other[1]	All States	Total
C&I	(dollars in thousands)
Industrial	$265,161	$32,040	$23,814	$5,887	$9,814	$4,638	$43,528	$384,881	21.9%
Government & education	141,864	14,236	10,147	14,180	28,373	3,766	56,990	269,555	15.3%
Logistics	98,750	37,846	7,816	4,713	6,117	3,011	6,343	164,597	9.3%
Real estate and leasing	98,911	2,425	5,461	1,593	3,715	6,927	32,134	151,167	8.6%
Healthcare	35,951	31,834	1,553	20,044	500	1,405	43,153	134,441	7.6%
Financial services	33,894	68,711	9,907	5,458	23	-	13,257	131,251	7.5%
Other services	79,924	7,429	2,218	-	2,361	3,956	14,299	110,187	6.3%
Commodities	59,505	124	-	19,442	5,686	-	1,710	86,466	4.9%
Hospitality	47,032	1,486	642	-	-	-	2,619	51,778	2.9%
Consumer	35,072	3,187	427	407	94	1,597	1,261	42,045	2.4%
Other	189,679	5,317	2,282	3,900	983	2,502	30,254	234,918	13.3%
Total C&I	$1,085,742	$204,636	$64,268	$75,625	$57,665	$27,803	$245,549	$1,761,287	100.0%
% of total	61.6%	11.6%	3.6%	4.3%	3.3%	1.6%	13.9%	100.0%
[1] Other states includes 41 states across the U.S. and no individual state is greater than 1.7%.

Residential Real Estate Lending
We originate and service residential lending products for customers across our markets. Our loan portfolio includes loans secured by residential real estate for both owner-occupied and non-owner occupied 1-4 family properties, along with 1-4 family construction and development lending including both pre-sold and speculative properties. Depending on the type and characteristics of each residential real estate loan, we sell residential real estate loans to Freddie Mac, Fannie Mae or private investors. Our mortgage loan officers originate both held for sale and portfolio mortgage products. In 2025, we originated $1,527 million in residential real estate loans, retaining $452 million on our consolidated balance sheet.
At December 31, 2025, our 1-4 family residential real estate portfolio totaled $3,732 million in outstanding balances, which includes $411 million in home equity line of credit products and $327 million in 1-4 family C&D loans.
Consumer Lending
We support our markets by providing a variety of loans and leasing products to individuals, including direct and indirect consumer loans and leases and consumer credit cards. Consumer loans are underwritten based on the individual borrower’s income, current debt level, credit score and the underlying collateral, if applicable. We provide risk-based loan terms which consider the product type, tenor collateral and size using standard pricing sheets. Our Consumer loan portfolio totaled $650 million as of December 31, 2025, which includes $498 million in consumer installment loans, $98 million in consumer credit card loans, and $53 million in other consumer loans, such as revolving loans and overdrafts.
Diversified Loan Portfolio
We believe a key component of maintaining strong asset quality includes maintaining and monitoring a well-balanced loan portfolio across our customer segments, our markets and asset classes. Our loan portfolio remains highly diversified across our key operating markets. As a community focused bank, we seek to maintain a loan portfolio that is balanced between our Consumer and Commercial lines of business. At December 31, 2025, our loan exposure to Consumer and Commercial customers was 38% and 62%, respectively. Further, our Commercial portfolio is diversified across customers and asset classes.
Deposits
We provide a full range of deposit products to individuals, businesses, governments and community organizations, serving as a primary funding source for the Bank. Our deposit composition is balanced between Consumer (50.0%) and Commercial (50.0%, including public funds) as of December 31, 2025. Our product offerings include checking, savings, money market accounts and certificates of deposit, all supported by convenient digital and payment solutions such as debit cards, direct deposit, person-to-person and ACH payments as well as extensive online and mobile banking capabilities. For commercial and government clients, we also offer treasury and cash management solutions to support their liquidity and operational needs.
As of December 31, 2025, we had total deposits of $15.9 billion, comprised of 35.4% noninterest-bearing accounts, 54.3% savings and interest-bearing demand deposit accounts, and 10.3% time deposits. Despite our track record of strong growth, our deposit accounts remain low in cost and small in size. As of December 31, 2025, our average deposits account size was approximately $25,000, our non-time deposits represented 89.7% of our total deposits, and for the year, our total deposit cost was 1.18%.
Acquisition Strategy for Deposits
Our approach to attracting deposits includes conventional marketing initiatives, digital and omni-channel campaigns, and targeted outreach efforts. We actively engage in community events, public relations initiatives and sponsorships to strengthen our presence and generate new account opportunities. Additionally, we execute a structured year-around strategy tailored to both consumer and business deposits, intended to promote sustained growth and long-term deposit stability. Through these efforts, we remain focused on expanding our deposit base while enhancing customer relationships and market reach.
Deposit Composition and Trends Over Time
A key aspect of our business is the growth and stability of deposits, which serve as a key source of funding for our loans and securities. Our long-term strategy of focusing on increasing noninterest bearing deposits has led to us being able to maintain a lower cost of funds compared to peers.

At December 31, 2025, $5.6 billion, or 35.4%, of our total deposits were noninterest bearing. Our time deposits were $1.6 billion or 10.3%, of which 95% have a maturity of one year or less. As of the same date, 50% of our deposits are consumer, and 33% are commercial and the remaining 17% of deposits are public funds. Due to our strategic location in Missouri’s capital city, we operate a sizable government business within our Commercial Banking business line. The government business had $2.6 billion of public funds outstanding at December 31, 2025. Although these funds are contractual in nature, with periodic competitive renewals, our relationship-based banking model has produced long-term relationships (with the largest relationship dating back to at least 1934).
The following charts show our deposit composition as of December 31, 2025, by product type and by line of business, respectively:
Deposit Composition by Product Type and Line of Business as of December 31, 2025
The following chart shows the composition of our deposits by product type for the years ended December 31, 2021 to 2025.
Period End Deposit Composition Over Time
($Bn)

$16.1
$15.6
$14.9
$15.0
$15.9
$1.2
$2.9
$3.8
$1.9
$6.3
$1.1
$2.6
$3.9
$1.9
$5.9
$1.5
$2.3
$4.0
$1.7
$5.4
$1.7
$2.2
$4.2
$1.6
$5.2
$1.6
$2.4
$4.6
$1.5
$5.6
2021
2022
2023
2024
2025
Noninterest-bearing deposits
Savings deposits
Interest-bearing checking
Money market savings
Time deposits

As of December 31, 2025, our consumer deposits had an average cost of 0.96%, commercial deposits had an average cost of 0.92%, and public funds had an average cost of 2.60%.

	For the year ended December 31, 2025
	Average Balance	Interest	Yield/Cost
	(dollars in thousands)
Consumer [1]	$7,753,041	$74,212	0.96%
Commercial [2]	4,983,106	45,933	0.92%
Public funds	2,117,667	55,055	2.60%
Total deposits	$14,853,814	$175,200	1.18%
[1] Consumer includes Wealth Management deposits
[2] Commercial includes "Corporate / Other" deposits which includes some operational administrative account balances and elimination balances
Our Strategic Growth Plans
We believe our competitive strengths supported by our strong culture and consistent strategic execution have driven the success of our franchise to date. Our superior profitability is supported by our strong market position, our granular and low-cost deposit customer base, our diversified revenue and fee income profile with an attractive wealth business, and our strong balance sheet and demonstrated risk management capabilities that provide flexibility to leverage significant excess capital and liquidity.
We are currently executing our latest strategic plan, which we call “The Road Ahead,” initiated in 2022. This plan aims to maintain our historic track record of profitable growth by focusing on our existing core competencies to drive customer growth, deepening our customer relationships and associated fee income, and deploying our capital into larger strategic acquisitions. We have made substantial progress against these goals and continue to invest in new capabilities across our business lines to ensure we remain on track.
•Customer growth and operational efficiency: Over the past three years, we have built six new branches in our efforts to expand our footprint in Oklahoma, Colorado and Florida and grow our customer base. To maximize our operational efficiency, we closed three branches in well-served markets. Over the next few years, we intend to expand our coverage in attractive metro opportunities with eight new branches planned for the St. Louis, Kansas City Metro and Denver markets.
•Deepen customer relationships: We believe that our reputation, expertise and customer-centric banking model enable us to further penetrate our existing customer base. We look to leverage our relationships with existing customers by cross-selling existing and new capabilities. We have made recent hires in both private banking and treasury management to facilitate these efforts. We have identified approximately $40 billion of wealth assets of our existing high-net-worth customers with a banking relationship that they hold with other advisors, based on USA Data and the Company’s internal analysis as of December 31, 2024, and our primary markets show significant opportunity for increased treasury management activities. We intend to continue to capitalize on opportunities to capture more business from existing customers throughout our banking network.
•Acquisitions: Over the last few years, we have developed relationships with a wide array of potential partners and have passed on several opportunities that did not meet our deal parameters. We believe we are well positioned to move quickly when suitable opportunities arise. Our balance sheet position with excess capital and liquidity provides us with flexibility when considering potential acquisition opportunities.
Our targeted potential acquisition partners are generally high-quality banks with demonstrated track records of operational and financial performance, have strong management teams, and are generally located in faster-growing states, including Texas, Colorado and Oklahoma. Our key M&A financial parameters include earnings per share accretive transactions with a return on invested capital that exceeds 10%.
Competition
We face competitive pressures from other local regional banks, large national banks, credit unions and digital-only banks. In addition, we compete against mortgage and consumer finance companies, trust companies and brokerage firms, and emerging fintechs.
We believe our advantage is strong local relationships and personalized services, commitment to technological innovation and brand recognition within the communities we serve. We intend to continue to strengthen our product offerings to address the evolving financial landscape and broaden our services through branch and ATM expansion.

Employees
As of December 31, 2025, our headcount was approximately 3,036 employees, comprised of 2,765 full-time employees and 271 part-time employees. None of our employees are parties to a collective bargaining agreement. We maintain a positive and collaborative relationship with our employees, which has helped us avoid any interruptions due to labor disagreements.
We strive to attract and retain strong talent by providing a variety of benefits and services as well as cultivating an inclusive, safe and healthy workplace. We provide a competitive compensation and benefits program to help meet the needs of all our employees, recognizing their varying needs. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off including family leave and an employee assistance program. We also invest in the growth and development of our employees by providing a multi-dimensional approach to learning designed to empower, intellectually grow, and professionally develop our colleagues. In particular, we not only provide a number of in-house learning opportunities but also facilitate the educational and professional development of our employees through support to attend conferences and obtain degrees, licenses and certifications.
Our employees consistently strive to make a positive difference in the communities we serve. Our employees have taken an active interest in sharing talents in their communities through volunteer activities in financial education, economic development, human and health services, and community reinvestment. Recently, we implemented a program to better track, recognize and reward all community hours served in other areas to celebrate the broad reach our employees have on our communities. In 2025 alone, our employees logged over 29,000 hours serving every community in which we reside.
Supervision and Regulation
The Company and the Bank are subject to extensive regulation under federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. The costs of compliance with the regulatory regime and supervisory framework applicable to the Company and the Bank are significant. The level of regulation and oversight over financial services activities, including the regulatory enforcement environment applicable to banks and bank holding companies, has in the past increased and may in the future increase. The laws, regulations and supervisory guidance applicable to the Company and the Bank are subject to frequent and ongoing change. A change in applicable laws, regulations or policies, or a change in the way such laws, regulations, or policies are interpreted or enforced by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank. The likelihood and timing of any future changes, and the effect of such changes on the Company and the Bank, are not determinable at this time with any degree of certainty.
Central Bancompany, Inc.
The Company is a bank holding company organized under the laws of Missouri within the meaning of the BHC Act and is registered as such with the Federal Reserve. As a bank holding company, the Company is subject to supervision, regulation, and examination by the Federal Reserve and the Missouri Division of Finance and is required to file various reports with the Federal Reserve. The Federal Reserve possesses extensive authority to take formal or informal corrective or enforcement actions against the Company if it were to take the position that we have violated any law or regulations or have engaged in any unsafe or unsound practice.
Under the BHC Act, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. The Company has not elected to become a financial holding company.
The Central Trust Bank
The Bank is a Missouri-chartered trust company with banking powers and a Federal Reserve state member bank. Accordingly, the Bank is subject to supervision, regulation and oversight by the Federal Reserve and the Missouri Division of Finance. Because the Bank accepts insured deposits from the public, it is also subject to additional regulatory oversight by the FDIC.

Depository institutions, including the Bank, are subject to extensive federal and state regulations that significantly affect their businesses and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to capital adequacy, asset quality, management capacity, earnings, liquidity, sensitivity to market risk and various other factors. The bank regulatory agencies are authorized to take action against institutions that fail to meet such standards. In states where the Bank accepts government deposits, we may also be subject to additional oversight by the applicable state bank regulatory agency.
The Bank is authorized to perform a range of fiduciary services, including the management and administration of trusts, settlement of estates and wealth management. The Bank’s fiduciary activities are currently performed through its Central Trust Company division. Some states have physical presence requirements for trust services, and the interplay between federal and state regulations in this area continues to evolve.
In addition, the Bank maintains a partnership agreement with LPL Financial LLC (“LPL”), which offers securities and advisory services to the Bank’s clients through its Central Investment Advisors division. Insurance products are also offered through LPL or its licensed affiliates. LPL is not affiliated with us. Neither Central Trust Company nor Central Investment Advisors is an investment adviser or a broker-dealer registered with the SEC or subject to its regulation.
Further, the Bank directly provides certain investment advisory services to a limited group of institutional clients. In connection with such investment advisory services, the Bank is a registered investment adviser subject to regulation and periodic examination by the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions.
Deposit Insurance
The deposits of the Bank are insured by the FDIC to the extent provided by law. Accordingly, the Bank is also subject to regulation by the FDIC. The Bank is subject to deposit insurance assessments to maintain the DIF of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings. In addition, the FDIC must recover, by special assessment, losses to the DIF as a result of the FDIC’s use of the systemic risk exception to the least cost resolution test under the Federal Deposit Insurance Act.
In October 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by two basis points beginning in the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “designated reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2%. For the years ended December 31, 2025 and 2024, the Company recorded expense of $4.3 million and $4.6 million, respectively, for FDIC insurance premiums.
In November 2023, the FDIC adopted a rule to recover, by special assessment, losses to the FDIC deposit insurance fund as a result of the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain regional banks. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution reported as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

Capital Requirements
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The Basel III Capital Rules require the Company and the Bank to maintain the following:
•a minimum ratio of total capital to risk-weighted assets of at least 8.0%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%;
•a minimum ratio of CET1 capital to risk-weighted assets of at least 4.5%; and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
In addition to these minimum regulatory capital ratios, the Basel III Capital Rules establish a capital conservation buffer with respect to the first three ratios listed above. Specifically, banking institutions must hold CET1 capital in excess of their minimum risk-based capital ratios by at least 2.5% of risk-weighted assets in order to avoid constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) the average net income over the preceding four quarters).
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described below, significant additional restrictions can be imposed on the Bank if it were to fail to meet applicable capital requirements.
As of December 31, 2025, our total risk-based capital ratio is 29.3%, our Tier 1 capital ratio is 28.1%, our CET1 capital ratio is 28.1%, and our leverage ratio is 15.7%. As of December 31, 2025, the Bank’s total risk-based capital ratio is 13.8%, its Tier 1 risk-based ratio is 12.6%, its CET1 capital ratio is 12.6%, and its leverage ratio is 8.3%.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The current prompt corrective action requirements for an institution to be “well-capitalized” is a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a CET1 ratio of 6.5% or greater and a Tier 1 leverage ratio of 5% or greater. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2025. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.
If an institution is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized, it is required to submit a capital restoration plan to its appropriate federal bank regulatory agency. For such capital restoration plan to be accepted by the appropriate federal bank regulatory agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations and must provide assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If a depository institution fails to submit an acceptable capital restoration plan or fails to implement an approved plan, it is treated as if it is significantly undercapitalized. FDICIA imposes restrictions and prohibitions on institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized with respect to, among other things, asset size, acquisitions, establishing branches, engaging in new activities, capital distributions and transactions with affiliates.

Resolution and Related Matters
If an insured depository institution such as the Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power to (i) transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors, (ii) require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors, (iii) enforce the institution’s contracts or leases according to their terms, (iv) repudiate or disaffirm the institution’s contracts or leases, (v) seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest, (vi) enforce statutory or other injunctions, and (vii) exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDIA, the claims of depositors (including the FDIC on behalf of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.
Dividends
The principal source of our liquidity is dividends from the Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered member bank from paying dividends that would be greater than the bank’s undivided profits.
We and the Bank are also subject to limitations under Missouri law regarding the level of dividends that may be paid. The GBCL provides that a Missouri corporation, such as the Company, may pay dividends or repurchase its shares only if the net assets of the corporation are no less than its stated capital and the payment or repurchase will not reduce the net assets of the corporation below its stated capital. In addition, under Missouri law, the Bank may only pay dividends from certain undivided profits and may not pay dividends if its capital is impaired. Limitations on our ability to receive dividends from the Bank could have a material adverse effect on our liquidity and ability to pay dividends on its common stock or interest and principal on its debt, and ability to fund purchases of its common stock.
In addition, we and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Permitted Activities
As a bank holding company, the Company is limited generally to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Other than its ownership and management of the Bank, the Company does not engage in any other material business.
Subject to any applicable federal requirements, the Bank is authorized to engage in activities permissible for Missouri-chartered trust companies with banking powers. Under Missouri banking laws, the Bank may generally engage in a broad range of enumerated banking activities and exercise all powers necessary, proper or convenient to those activities and any powers incidental to the business of banking. Permitted activities include, among other things, accepting deposits; lending money on personal and real estate security; issuing letters of credit; buying, selling and negotiating bonds, commercial papers and other forms of indebtedness; buying and selling investment securities; receiving money in trust; accepting and executing trusts; and acting as trustee, personal representative, conservator or any other like fiduciary capacity. Subject to certain conditions, Missouri law also permits Missouri-chartered trust companies with banking powers, such as the Bank, to engage in additional activities if those activities are permissible for a national bank operating in Missouri.

Banking Acquisitions; Changes in Bank Control
The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the effect of the transaction on the convenience and needs of the community to be served, and the projected capital ratios and levels on a post-acquisition basis, as well as the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.
In addition, Section 18(c) of the FDIA, commonly known as the “Bank Merger Act,” requires the prior written approval of the Federal Reserve before any state member bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of or (iii) assume the deposit liabilities of another bank if the resulting institution is to be a state member bank. In determining whether to approve a proposed merger transaction, the Federal Reserve must consider the effect on competition, the financial and managerial resources and future prospects of the existing and resulting institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities. In addition, the Bank Merger Act applies to (i) mergers or consolidations with, (ii) the assumption of deposit or similar liabilities of or (iii) transfer of assets to any non-insured institutions.
In acting on any application by a banking organization to make an investment or acquisition subject to its approval, federal bank regulatory agencies have substantial discretion in whether or not to grant any approval or non-objection. If the Company or the Bank were to fail to meet certain regulatory criteria or expectations, it could have a material negative effect on the Company’s or the Bank’s ability to obtain the approvals and non-objections necessary to engage in investments or acquisitions.
Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with their applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. Control exists if an individual or company acquires the power, directly or indirectly (including, in the case of the Bank, through us), to direct the management or policies of an insured depository institution or to vote twenty-five percent (25%) or more of any class of voting securities (including, in the case of the Company, our Class A common stock) of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires ten percent (10%) or more but less than twenty-five percent (25%) of any class of voting securities (including, in the case of the Company, our Class A common stock) of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.
Missouri law also generally prohibits any bank holding company from acquiring ownership or control of any depository financial institution that has Missouri deposits, such as the Bank, if the qualifying deposits in Missouri controlled by such bank holding company after the acquisition would exceed 13% of all qualifying Missouri deposits in total.
Source of Strength
Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness Standards
The FDIA requires the federal banking agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness, which establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
The federal bank regulatory agencies have released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The bank regulatory agencies also previously issued guidance, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (i) total commercial real estate loans, excluding owner-occupied commercial real estate, represent 300% or more of its total capital and (ii) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. As of December 31, 2025, total commercial real estate loans, excluding owner-occupied commercial real estate, and including both residential and commercial construction and development loans represents 119% of our total capital and the outstanding balance of our commercial real estate loan portfolio has not increased by 50% or more during the prior 36 months.
In addition, the federal bank regulatory agencies have adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the banking regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. If an institution fails to comply with such an order, the banking regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Transactions with Affiliates
Sections 23A and 23B of the Federal Reserve Act and Regulation W establish certain quantitative limits and other requirements for loans, purchases of assets, and certain other transactions between the Bank and its “affiliates,” including the Company. Among other requirements, loans or extensions of credit to, or other covered transactions with, an affiliate, to the extent permitted, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions.
Loans to executive officers, directors, or any person who, directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank and their related interests, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulation (Regulation O). Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is subject to both quantitative limits and procedural requirements. Missouri law generally incorporates the requirements of Regulation O for purposes of state law limitations on lending to officers and directors.

Consumer Financial Protection
The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Fair Housing Act. Our consumer-oriented activities are also subject to various state and local consumer protection laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with more than $10 billion in assets, such as the Bank, are subject to supervision by the CFPB with respect to these federal consumer financial laws. However, state and local authorities are responsible for implementing, examining and enforcing compliance with state and local consumer protection laws, which may be stricter than federal laws, including CFPB rules. In addition, the Dodd-Frank Act allows state attorney generals to enforce compliance with federal consumer laws and regulations in certain circumstances.
Regulation Z, the implementing regulation of the Truth in Lending Act, requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.
In March 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the Equal Credit Opportunity Act. Covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB’s approach to privacy interests and the publication of data, shielding certain demographic data from underwriters and other persons, record-keeping requirements and enforcement provisions. A court has stayed the rule pending resolution of a lawsuit challenging the rule for the plaintiffs and intervenors in that lawsuit, including the Bank.
Under the Dodd-Frank Act, the Federal Reserve adopted rules applicable to banks with $10 billion or more in assets, such as the Bank, that establish standards for debit card interchange fees and prohibit network exclusivity and routing restrictions. These rules establish a maximum permissible interchange fee for many types of debit card transactions. In October 2023, the Federal Reserve proposed amendments to these rules that would reduce this maximum permissible interchange fee and establish automatic updates to the maximum permissible interchange fee every other year based on a survey of debit card issuers. The amendments have not been finalized and we will continue to monitor proposed changes to these rules.
Community Reinvestment Act
The CRA requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “satisfactory” in its most recent CRA evaluation.
In October 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data-reporting requirements taking effect January 1, 2027. The final rule is currently enjoined while a federal court considers a lawsuit challenging the rule, and on July 16, 2025, the agencies proposed to rescind the rule and reinstate the prior framework.

Anti-Money Laundering Legislation
The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (the “AML laws”). This category of laws includes the BSA, USA PATRIOT Act, AMLA and Money Laundering Control Act of 1986. The Financial Crimes Enforcement Network, a bureau of the U.S. Department of Treasury, has issued the priorities for anti-money laundering and countering the financing of terrorism, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking organization activity, human trafficking and proliferation financing.
The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.
In June 2024, FinCEN proposed to amend the anti-money laundering/countering the financing of terrorism (“AML/CFT”) program requirements for all financial institutions subject to the BSA that have AML/CFT program obligations, including us. The proposal would, among other things, require a financial institution’s risk assessment process to identify, evaluate and document the financial institution’s money laundering, terrorist financing and other illicit activity risks, and update such risk assessments on a periodic basis. In July 2024, the U.S. federal bank regulatory agencies proposed amendments to their respective BSA program rules to align those rules with the FinCEN proposal.
Office of Foreign Assets Control
The U.S. Treasury Department’s Office of Foreign Assets Control is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals, and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure its compliance. The Company is responsible for, among other things, blocking the accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties, and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial, and reputational consequences for the Company.
Privacy
Several laws, including the Right to Financial Privacy Act of 1978, and related regulations issued by the federal bank regulatory agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.
In October 2024, the CFPB adopted a final rule requiring providers of payment accounts or products, such as the Bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. For banks with at least $10 billion and less than $250 billion in total assets, such as the Bank, compliance with the rule is required by April 1, 2027.
Additionally, the Gramm-Leach-Bliley Act of 1999 includes privacy requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information. The GLBA requires administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of nonpublic personal information. It limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure and requires that financial institutions provide privacy notices to their customers.

Incentive Compensation
The federal bank regulatory agencies have issued final Interagency Guidance on Sound Incentive Compensation Policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.
The Federal Reserve reviews, as part of the regular risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies.
In accordance with an SEC rule, securities exchanges have adopted rules mandating, in the case of a restatement, the recovery or “clawback” of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by a restatement.
Cybersecurity
The federal bank regulatory agencies have issued guidance and standards regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.
Banking organizations are required to notify their primary bank regulatory agency within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
Certain state regulators have also implemented privacy and cybersecurity standards and regulations. For example, several states have recently adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states have also recently implemented or modified their data breach notification, information security and data privacy requirements.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although the enactment of proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition, and results of operations of the Company and the Bank.

Item 1A. Risk Factors
The material risks and uncertainties that management believes affect us are described below. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described below. Any of the following risks, as well as risks that we do not know or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that any of the information in this report constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.
Summary of Risk Factors
Credit Risks
•We may not be able to measure and manage our credit risk adequately, which could adversely affect our profitability.
•Our allowance for credit losses may be insufficient to absorb potential losses in our loan and lease portfolio.
•The appraisals and other valuation techniques we use in evaluating and monitoring real and personal property maybe inaccurate.
•We engage in lending secured by real estate and may be forced to foreclose on the collateral, subjecting us to costs and potential risks associated with foreclosure and the ownership of real property.
•We are subject to a variety of risks in connection with any sale of loans we may conduct.
Market Risks
•Our business may be adversely affected by unfavorable economic conditions.
•Our business is significantly dependent on conditions in the real estate market, especially commercial real estate conditions.
•Our business is subject to risk arising from our lending to small and mid-sized businesses.
•Our wealth management and trust business may be adversely affected by unfavorable economic and market conditions.
•Changes in interest rates and monetary policy may adversely affect our results of operations.
•We could recognize losses on investment securities held in our investment portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
Liquidity Risks
•Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
•Loss of deposits could increase our funding costs.
•Our liquidity is dependent on dividends from The Central Trust Bank.
•We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
Operational Risks
•Fraudulent activity, information security breaches or cybersecurity-related incidents could cause us material harm.
•Employee misconduct or mistakes could expose us to significant legal liability and harm our brand.
•Our operations rely on external vendors and third-party partners and we are exposed to the risk of interruptions in the services they provide.
•If our techniques for managing risks are ineffective, we may be exposed to material unanticipated losses.
•We depend on the accuracy and completeness of information about customers and counterparties.
•Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.

•Accounting rules require us to make subjective determinations and use estimates, which may vary from actual results.
•We are subject to risk arising from failure or circumvention of our controls and procedures.
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
Legal, Regulatory and Compliance Risks
•We are subject to extensive government regulation and supervision.
•If we fail to meet capital adequacy standards, we will be subject to restrictions on our ability to make capital distributions and other restrictions.
•We are required to act as a source of financial and managerial strength for our bank in times of stress.
•Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
•Failure to comply with laws designed to protect consumers and investors could lead to a wide variety of sanctions.
•Increases in FDIC insurance premiums and assessments may adversely affect our results of operations.
•Litigation and regulatory actions could subject us to significant fines, penalties, or other restrictions.
•We face a risk of non-compliance and enforcement actions with anti-money laundering and counter terrorist financing statutes and regulations.
•Changes in U.S. tax laws could have a material and adverse effect on us, and our effective tax rate could change materially as a result of various evolving factors.
•We are subject to government regulation and oversight relating to data and privacy protection.
•We may be subject to regulatory exam findings, claims, and litigation pertaining to our fiduciary responsibilities.
•We are planning to terminate our frozen defined benefit pension plan, which could expose us to significant costs or delays.
Strategic Risks
•Geographic concentration in our existing markets may unfavorably impact our long-term growth.
•New lines of business, products or services may subject us to additional risks.
•We may not be able to successfully execute our strategic plan.
•Future acquisitions and expansion activities may not be successful or may dilute shareholder value.
•Our future success is dependent on our ability to compete effectively in a highly competitive industry and market areas.
•We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
•We are dependent on our management team and key employees.
•We are exposed to risks of harm to our brand, which could negatively impact investor and customer confidence.
In addition, an investment in shares of our common stock involves certain risks related to our common stock, including related to the Voting Trust’s significant control over us, our status as a “controlled company,” the market price, our transition to, and ability to fulfill the obligations of, a public company, our status as an “emerging growth company,” and factors that may discourage or delay acquisition attempts for us.

Credit Risks
We may not be able to measure and manage our credit risk adequately, which could adversely affect our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Additional factors related to the credit quality of residential real estate loans, construction and land real estate loans and commercial real estate loans include the quality of management of the business and tenant vacancy rates.
Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately manage credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan and lease portfolio. A failure to effectively measure and limit the credit risk associated with our loan and lease portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan and lease portfolio.
Because the credit quality of our loan and lease portfolio can have a significant impact on our net income, the operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of the loans we extend, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.
We maintain an allowance for credit losses based on management’s current estimate of expected losses on loans, leases and other financial assets. We employ an average historical loss model which incorporates relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions. We perform an internal loan review and grade loans on an ongoing basis, and the objective of our loan review and grading procedures is to identify existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments of loan collectability. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.
Although our management has established an allowance for loan and lease losses it believes is adequate, we could sustain loan and lease losses that are significantly higher than the amount of our allowance for credit losses. Higher loan and lease losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing allowance for credit losses might occur. Losses in excess of the existing allowance for credit losses will reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our allowance for credit losses was adequate as of December 31, 2025, there can be no assurance that it will be sufficient to cover all incurred loan and lease losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our net income.

Bank regulatory agencies will periodically review our allowance for credit losses and the value attributed to nonaccrual loans and leases or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our allowance for credit losses or reduce the carrying value of owned real estate, reducing our net income. Further, if charge-offs in future periods exceed the allowance for credit losses, we may need additional adjustments to increase the allowance for credit losses. These adjustments could have a material adverse effect on our business, financial condition and results of operations.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned, and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property, and in determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. In the case of non-real estate collateral, we rely on a variety of sources, including external estimates of value and judgments based on the experience and expertise of our internal staff. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property.
In addition, we rely on appraisals and other valuation techniques, such as third-party price opinions or internally developed pricing models, to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not accurately reflect the value of assets we acquire through foreclosure, and our allowance for credit losses may not accurately reflect loan impairments. This could have a material adverse effect on our business, financial condition and results of operations.
We engage in lending secured by real estate and may be forced to foreclose on collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate, including environmental liabilities. We may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability, and we may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of real estate, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. Federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of risks in connection with any sale of loans we may conduct.
When we sell residential real estate loans, we are required to make customary representations and warranties to the purchaser about the residential real estate loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute residential real estate loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If the level of repurchase and indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition and results of operations.
In addition, we rely on Fannie Mae, Freddie Mac, and other purchasers to purchase residential real estate loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. Mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of residential real estate loans may impact our ability to sell mortgage loans in the future.
Various proposals have been made in recent years to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac, such as proposals to privatize Fannie Mae and Freddie Mac. We cannot predict the future prospects of Fannie Mae and Freddie Mac, including the timing of any recapitalization or release from their current federal conservatorship. If Fannie Mae and Freddie Mac take a reduced role in the marketplace, that could increase our cost of funds related to the origination of new mortgage loans, increase credit risk or impact our capacity to originate new mortgage loans, which could adversely affect our liquidity, business, financial condition and results of operations.
In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could have a material adverse effect on our business, financial condition and results of operations. Our policy is to carry loans held for sale at fair value. As a result, prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, and by changes in the borrower’s creditworthiness, and the value associated with these loans, including any loans originated for sale in the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition and results of operations.
Market Risks
Our business may be adversely affected by unfavorable economic conditions generally, and in Missouri and our other Primary Markets in particular.
Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike some larger financial institutions that are more geographically diversified, our business is predominantly located in Missouri (and neighboring communities in other states), as well as in certain metropolitan areas in Oklahoma and Colorado. The economic conditions in these Primary Markets have in the past been, and may in the future be, different from, or worse than, the economic conditions in the United States as a whole.
Additionally, as of December 31, 2025, 87.8% of our loans were to borrowers who resided or organized in Missouri and our other Primary Markets and 88.5% of our loans secured by real estate are secured by commercial and residential properties located in Missouri and our other Primary Markets. Accordingly, the ability of borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region or by changes in the local real estate markets. See “Part I, Item 1A. Risk Factors—Market Risks—Our business is significantly dependent on conditions in the real estate market, as a significant percentage of our loan and lease portfolio is secured by real estate, especially commercial real estate,” in this Annual Report on Form 10-K.

Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability of, or increases in the cost of, credit and capital; changes in inflation or interest rates; changes in U.S. international trade and investment policies, including new or increased tariffs; increases in real estate and other state and local taxes; high unemployment; political instability or violence; natural disasters; public health crises; or a combination of these or other factors. For example, in April 2025, the U.S. presidential administration announced broad tariffs on imports, which may adversely affect economic and market conditions in the United States, including in our Primary Markets.
Disruption or deterioration in economic conditions in the United States generally, or in our Primary Markets, could have a material adverse effect on our business, financial condition and results of operations, including as a result of an increase in loan and lease delinquencies, an increase in problem assets and foreclosures, a decrease in the demand for our products and services, or a decrease in the value of collateral for loans and leases, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.
Our business is significantly dependent on conditions in the real estate market, as a significant percentage of our loan and lease portfolio is secured by real estate, especially commercial real estate.
As of December 31, 2025, our real estate loans represented approximately $9.0 billion, or 79.0% of our total loans held for investment portfolio. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations and liquidity, including as a result of declines in office occupancy, in the local markets in which we operate would lower the value of the collateral securing these loans. Real property values and liquidity in our markets, including Missouri, where a significant portion of the collateral underlying our real estate loans is located, may be different from, and in some cases worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property values and liquidity in Missouri and our other markets, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, and an increase in problem assets, foreclosures, defaults and charge-offs. Additionally, such declines in real property values and liquidity could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2025, our commercial real estate and construction and development loans were $5.3 billion, representing the largest segment of our total loans held for investment portfolio, at approximately 46.4% of our total loans held for investment portfolio. Commercial real estate loans may have a greater risk of loss than residential real estate loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity.
Commercial real estate loans are typically secured by the assets of the business and, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. This exposes us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a residential real estate property because there are fewer potential purchasers of the collateral. In addition, a large portion of our commercial real estate loans have variable rates, so if interest rates rise, the borrower’s debt service requirement may increase, negatively impacting the borrower’s ability to service their debt.
Unfavorable or uncertain economic and market conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. Commercial real estate loans generally are more susceptible to a risk of loss during a downturn in the business cycle. The unexpected deterioration in the credit quality of our commercial real estate loan portfolio may require us to increase our provision for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations. In recent years, commercial real estate has been under pressure from the effects of the COVID-19 pandemic and its aftermath, including work-from-home arrangements that have continued after the pandemic.

The source of repayment of commercial and other business loans is typically the cash flows of the borrowers’ businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The properties securing commercial real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Accordingly, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, changes in government regulation and rising interest rates. Federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Banking regulators closely supervise banks’ commercial real estate lending activities and may require banks with higher levels of commercial real estate exposure or growth to implement heightened underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for credit losses and capital levels. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.
Our business is subject to risk arising from our lending to small and mid-sized businesses.
As of December 31, 2025, commercial, financial & agricultural loans represented approximately 15.4% of our total loans held for investment portfolio. We generally make such commercial loans to small and mid-sized businesses whose success often depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. In addition, the success of small and mid-sized businesses often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, such as new or increased tariffs, our small and mid-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in a material adverse effect on our business, financial condition and results of operations.
Our wealth management and trust business may be adversely affected by unfavorable economic and market conditions generally.
Our wealth management and trust business may be negatively impacted by general economic and market conditions because the performance of such businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. Declines in the financial markets or a lack of sustained growth may adversely affect the market value of the assets that we manage.
For example, unfavorable market conditions can:
•reduce new investments by advisors’ new and existing clients in financial products;
•reduce trading activity, thereby affecting our revenues from service charges and commissions and brokerage services; and
•reduce the value of assets under advice and/or motivate customers to withdraw funds from their accounts, thereby reducing assets under advice and associated fee revenues.
Because our management contracts generally provide for fees based on the value of assets under advice, fluctuations in the underlying asset value may have an adverse effect on management fees and thus our financial condition and results of operations. Other more specific trends may also affect our financial condition and results of operations, including, for example, changes in the mix of products preferred by investors may result in increases or decreases in our fee revenue associated with such products depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control. In addition, because certain of our expenses are fixed, our ability to reduce them in response to market factors over short periods of time is limited, which could negatively impact our profitability.

As a relationship-driven business, our wealth management and trust business is especially dependent on our experienced employees. Industry-wide, financial advisors and wealth management professionals are an aging demographic, with a substantial portion approaching retirement. This trend may pose succession-planning challenges and necessitate significant investment in recruiting, training, and developing our next generation of advisors, requiring substantial time commitments and financial resources. See “Part I, Item 1A. Risk Factors—Strategic Risks—We are dependent on our management team and key employees,” in this Annual Report on Form 10-K.
Because we invest in a wide variety of assets on behalf of our trust and wealth management customers, we are exposed to market and economic risks across the country, including in markets beyond our Primary Markets. In addition, certain of our expenses are fixed, and our ability to reduce them in response to market factors over short periods of time is limited, which could negatively impact our business, financial condition and results of operations.
Changes in interest rates and monetary policy may adversely affect our results of operations.
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on our business and profitability and the value of our assets and liabilities. For example, changes in interest rates or interest rate spreads may:
•affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and profitability;
•adversely affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments (including due to an inability to refinance loans), which, in turn, affects our loss rates on those assets;
•decrease the demand for interest rate-based products and services, including loans and deposits;
•affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability of protection or increase the risk or cost associated with such hedges;
•increase the unrealized losses on our available-for-sale investment portfolio; and
•affect mortgage prepayment speeds and result in the impairment of capitalized mortgage servicing assets, reduce the value of loans held for sale and increase the volatility of mortgage banking revenues, potentially adversely affecting our results of operations.
Interest rates and the yield curve are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve which, through the FOMC, may raise or lower interest rates in response to economic conditions. The timing, pace and direction of interest rate changes remains uncertain, and will largely depend on trends in inflation, employment and other macroeconomic factors that are outside of our control.
Any of the foregoing effects from interest rate changes could have a material adverse effect on our business, financial condition, liquidity, and results of operations. For example, following the FOMC’s rate hikes during 2022 and 2023, the resulting increases in long-term interest rates led to increases in unrealized losses in our available-for-sale debt securities portfolio. If we were required at any time to liquidate a substantial portion of our debt securities portfolio, we could be forced to sell securities at a loss.
In addition, as of December 31, 2025, we estimate that an immediate parallel decrease in the yield curve would cause our net interest income to decline over time as the interest income we would earn would decrease by more than the interest expense we would pay, assuming no growth or changes in the composition of our balance sheet and not considering any actions that we may undertake in response to changes in interest rates. Further, in an environment of rising interest rates, net interest income might decrease if deposits and other short-term liabilities reprice more quickly than anticipated, or if our assets reprice at a slower rate. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk—Interest Rate Risk,” in this Annual Report on Form 10-K.
We could recognize losses on investment securities held in our investment portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2025, we held approximately $6.4 billion in investment securities, representing approximately 30.9% of our total assets, which primarily consisted of U.S. government and U.S. agency mortgage-backed securities. Factors beyond our control can significantly influence the book value of securities in our portfolio and can cause potential adverse changes to the book value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets.

Additionally, as of December 31, 2025, approximately $6.4 billion, or 99.2% of our investment securities, are classified as available-for-sale securities and reported at fair value. We have in the past experienced and may in the future experience significant unrealized losses on our available-for-sale securities portfolio as a result of, among other factors, increases in market interest rates. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income on the consolidated balance sheets and reduce the level of our book and tangible common equity, and we would recognize an unrealized loss upon the sale of the security. If we continue to maintain a significant portfolio of available-for-sale securities, our reported equity will report greater volatility, and if we were required to sell available-for-sale securities, we may recognize losses.
Liquidity Risks
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customers’ deposits. Other sources of liquidity include the principal and interest payments we receive on loans and investment securities, customer repurchase agreements, federal funds purchased from correspondent banks, unencumbered investment securities that may be borrowed against or sold, and wholesale funding sources such as FHLB borrowings, dealer repurchase agreements, and wholesale/brokered deposits.
Customer deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. Our deposits are primarily in transaction accounts, money market demand accounts and savings accounts, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice.
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
If customers move money out of deposits and into other investments, we could lose a relatively low-cost source of funds, and we may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. This loss would require us to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, financial condition and results of operations.
Loss of deposits could increase our funding costs.
Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial clients and, as of December 31, 2025, we had $15.9 billion in total deposits. If we are unable to sufficiently maintain or grow our deposits to meet liquidity objectives, we may be subject to paying higher funding costs or unable to satisfy our funding needs.
As described above, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general brand, increasing competitive pressures from other financial services firms for consumer or commercial customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. These concerns may be exacerbated by negative media attention and the rapid spread of rumors and information, whether or not accurate or true, including on social media, which could cause panic among investors, depositors, customers and the general public.

In addition, if our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Also, customers typically move money from bank deposits to alternative investments during rising interest rate environments. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments as providing a better risk/return trade-off. Our customers could take their money out of the Bank and put it in alternative investments, causing us to lose a lower-cost source of funding. Customers may also move noninterest-bearing deposits to interest-bearing accounts, increasing the cost of those deposits. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition and results of operations.
Our liquidity is dependent on dividends from The Central Trust Bank.
The Company is a legal entity separate and distinct from our bank subsidiary, The Central Trust Bank. Dividends from the Bank provide virtually all of our cash flow, including cash flow, to pay dividends on our common stock and principal and interest on any debt we may incur. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to us. For example, under applicable regulations, the Bank may not, without prior regulatory approval, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years or in excess of the sum of the Bank’s retained earnings and current period net income. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors (including in the case of the Bank, its depositors and the FDIC).
In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.
We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise additional capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Operational Risks
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations, and brand.
As a financial institution, we are subject to ongoing risk from fraudulent activity, information security breaches and cybersecurity-related incidents affecting us, our customers, our counterparties, and the third-parties on which we rely, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, litigation or damage to our brand. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our service providers or our customers, denial or degradation of service attacks, ransomware, malware or other cyberattacks or human error. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and potentially subjecting them to fraudulent activity. Our customers are subject to risks related to identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. We are the target of attempted electronic fraudulent activity, security breaches and cybersecurity-related attacks. Consistent with industry trends, we face an increasing number of attempted cyberattacks as we expand our mobile and other internet-based products and services, and we provide more of these services to a greater number of individual customers. The increased use of mobile and cloud technologies, as well as AI technologies and quantum computing, heightens these and other operational risks, including risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks.
We also face specific risks related to cyberattacks and other security breaches in connection with debit card and credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for material breaches or attacks relating to them.
We also rely on service providers, cloud providers, and other technology partners to support our core banking operations, fraud monitoring, and customer-facing services. Because these services depend on third-party environments, a security incident, operational failure, or cyberattack affecting any such party could disrupt our operations, impair fraud detection or transaction processing, expose customer information, or result in losses, even where the underlying incident occurs outside our direct control. Our reliance on certain critical third-party providers may also increase the impact of an outage or compromise where alternative providers or workarounds are limited.
Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us, our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. We may not be able to ensure that our third-party partners have appropriate controls in place to protect the confidentiality of the information they receive from us. Breaches of information security also may occur, and have occurred, through intentional or unintentional acts by those having access to our systems, those of our third-party partners, or our customers’ or counterparties’ confidential information, including our and our third-party partners’ employees. Our regulators are also commonly in possession of confidential information regarding our business, and therefore the secure maintenance by and transmission of our confidential information by those regulators is also essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Regulators face many of the same risks that we and our third-party partners face in the area of cybersecurity and information security. However, in the case of regulators, we do not have contractual protections, audit rights and other rights that we would seek to require of a third party provider. In addition, increases in criminal activity levels and sophistication, cyberattacks by state actors, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we and our third-party partners use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Our inability to anticipate, or failure to timely discover and adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our brand; the occurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability. All of this could have a material adverse effect on our business, financial condition and results of operations.

Employee misconduct or mistakes could expose us to significant legal liability and harm our brand.
We operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in, or our former employees could have engaged in, misconduct that adversely affects our business. For example, if an employee were to engage in fraudulent, illegal or suspicious activities, or other actions prohibited by regulatory authorities, we could be subject to litigation or regulatory sanctions, and suffer serious harm to our brand (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our brand, financial position, and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition and results of operations. In addition, employee errors, such as inadvertent use or disclosure of confidential information, calculation errors, mistakes in addressing communications or data inputs, errors in developing, implementing or applying information technology systems or simple errors in judgment, could also have similar adverse effects.
Our operations could be interrupted if certain external vendors and third-party partners on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations, and our use of these vendors and third-party partners is subject to increasing regulatory requirements and attention.
We depend, to a significant extent, on relationships with third-party partners and service providers that provide services that are critical to our operations. In addition, we utilize external vendors to provide products and services necessary to maintain our day-to-day operations, including core banking services such as mortgage servicing, internet banking services and debit card services and other key components of our business infrastructure including data processing and storage, internet connection and network access and various information technology services and services complementary to our banking products. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements or under service level agreements.
If any of our third-party service providers experience difficulties in providing services or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, mortgage servicing and debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic harm and brand damage that could have a material adverse effect on our business, financial condition and results of operations.
In June 2023, the U.S. federal banking agencies issued interagency guidance that requires banks, such as us, to analyze the risk associated with each third-party relationship and to calibrate its risk management processes. If our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation. Any future changes in requirements or standards applicable to our third-party relationships could negatively affect us in substantial and unpredictable ways and increase our costs. All of this could have a material adverse effect on our business, financial condition and results of operations.
If our techniques for managing risks are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, operational, compliance, interest rate, liquidity, capital management, brand and strategic risks. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information, changes in methods pursued by external bad actors or otherwise.

If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate, which could have a material adverse effect on our business, financial position and results of operations.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we typically rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties, or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in credit losses, damage to our brand or other effects that could have a material adverse effect on our business, financial condition and results of operations.
Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate our financial condition and results of operations, including loan losses and the fair value of financial instruments, are reliant upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based on observed historical market behavior, and we rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items, including goodwill.
Poorly designed or implemented models could adversely affect our business decisions if the information is inadequate. In addition, our models may fail to predict future risk exposures if the information used is inaccurate, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not always predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In these instances, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated, which could harm our brand and adversely affect our revenues and profits. Finally, information provided to our regulators based on poorly designed or implemented models could be inaccurate or insufficient, which could adversely affect some of the decisions that our regulators make, including those related to capital distributions to our shareholders, and subject us to supervisory criticism and costs relating to remediation.
Accounting rules require us to make subjective determinations and use estimates, which may vary from actual results and materially impact our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations and, at times, require management to exercise judgment in their application so as to report our financial condition and results of operations in the most appropriate manner. Certain accounting policies, such as the allowance for credit losses on loans, are critical because they require management to make difficult, subjective or complex judgments about matters that are inherently uncertain and the likelihood that materially different estimates would result under different conditions or through the utilization of different assumptions. If our estimates are inaccurate or need to be adjusted periodically, our financial condition and results of operations could be materially impacted. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in this Annual Report on Form 10-K.
We are subject to risk arising from failure or circumvention of our controls and procedures.
Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our brand, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and we are subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not been, and in the future may not always be prevented by our technological processes or by our controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in damage to our brand or legal risk and have a material adverse effect on our business, financial condition and results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
Legal, Regulatory and Compliance Risks
We are subject to extensive government regulation and supervision.
We are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Our Wealth Management business is also subject to regulation and oversight by the Securities and Exchange Commission. We are also subject to taxation by the federal government and the states in which we do business. These regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices and dividend policy, the fees we can charge for certain products or transactions, and our growth, among other things. These laws and regulations, many of which are discussed in "Part I, Item 1. Business—Regulatory Matters," in this Annual Report on Form 10-K, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance or expectations, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, have affected, and could continue to, affect us in substantial and unpredictable ways. Such changes have subjected us to, and could continue to subject us to, additional costs, limit the types of financial services and products we may offer, limit our ability to return capital to shareholders or conduct certain activities, or increase the ability of non-banks to offer competing financial services and products, among other things.
Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties, disgorgement of fees, and/or damage to our brand. In this regard, government authorities, including the bank regulatory agencies, have in the past pursued and may in the future pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial and investment activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In addition, we face significant regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 1. Business—Supervision and Regulation,” in this Annual Report on Form 10-K.
We are subject to capital adequacy standards and, if we fail to meet these standards, we will be subject to restrictions on our ability to make capital distributions and other restrictions.
We and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. From time to time, the Federal Reserve changes these capital adequacy standards. In particular, the capital requirements applicable to us under the Basel III Capital Rules (as defined below) became fully effective on January 1, 2019. Under the Basel III Capital Rules, we are required to maintain a CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, we must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets.
Banking institutions that fail to meet the effective minimum ratios including the capital conservation buffer will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) the average net income over the preceding four quarters).
The application of more stringent capital requirements for us could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.
We are required to act as a source of financial and managerial strength for our Bank in times of stress.
Federal law requires that a bank holding company, such as us, act as a source of financial and managerial strength to its subsidiary bank, such as the Bank, and, under appropriate conditions, to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may consider any failure by the bank holding company to commit resources to a subsidiary bank when required to constitute an unsafe and unsound practice.
A capital injection may be required at times when we may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Providing such support is more likely during times of financial stress for us and the Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. Any loan by a holding company to its subsidiary bank is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its debt obligations. Thus, any borrowing that must be done by us to make a required capital injection could be more difficult and expensive and could have a material adverse effect on our business, financial condition and results of operations.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve (with respect to us and the Bank), the Missouri Division of Finance (with respect to the Bank), the SEC, and other applicable federal and state bank regulatory agencies periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place the Bank into receivership or conservatorship. In some instances, we may not be permitted to publicly disclose these actions. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act of 1977 and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operations could be adversely affected.
The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as the Bank, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Since many new banking rules are issued with limited interpretive guidance, there are challenges in sufficiently complying with or anticipating the full impact of such new rules, which may be interpreted in changing or inconsistent ways over time.
In addition, the current U.S. presidential administration and Congress have changed and may continue to change the priorities, scope, practices and/or staffing levels of various regulatory agencies, including the CFPB. As a result, state attorneys general and other state regulators may increase their enforcement activities to fill any actual or perceived “regulatory gap” at the federal level and seek to obtain remedies such as regulatory sanctions, customer rescission rights and civil money penalties. Such uncertainties may make it more difficult for us to comply with consumer protection laws, which may result in increased compliance costs and potential non-compliance and associated regulatory actions. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
Increases in FDIC insurance premiums and assessments may adversely affect our results of operations.
The Bank is a member of the FDIC and the deposits of each of its depositors are insured to the maximum amount provided by the Federal Deposit Insurance Act, subject to the Bank’s payment of deposit insurance premiums to the FDIC. The FDIC calculates assessment rates applicable to the Bank based on a variety of factors, including capital adequacy, asset quality, management practices, earnings performance, liquidity, and sensitivity to market risk. Any deterioration of these factors could result in an increase in the Bank’s FDIC assessment rate. In addition, to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates generally and, in response to bank failures in 2023, charged special assessments applicable to certain FDIC-insured financial institutions, including us.
Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, policymakers and regulators have proposed to reform or expand FDIC deposit insurance coverage. For example, the Main Street Depositor Protection Act, which was introduced in the U.S. Senate in November 2025, would increase FDIC insurance coverage for certain non‑interest‑bearing deposit accounts from the current limit of $250,000 to up to $10 million. If adopted, any such reforms could adversely affect the size, composition, or stability of our deposit base. Expanded deposit insurance coverage could also be accompanied by increased FDIC insurance premiums.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of business, from time to time, we and our subsidiaries have in the past been, and may in the future be, named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, mandatory disgorgement of fees, matters requiring attention or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our brand. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our brand and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition and results of operations.
We face a risk of non-compliance and enforcement actions with the federal Bank Secrecy Act of 1970 and other anti-money laundering and counter terrorist financing statutes and regulations.
The BSA, USA PATRIOT Act, AMLA and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. Our products and services are subject to an increasingly strict set of legal and regulatory requirements to help detect and prevent money laundering, terrorist financing and other illicit activities. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we could face severe consequences, including sanctions, fines, regulatory actions and damage to our brand. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Moreover, our efforts to comply with such laws and regulations could result in increased costs related to our regulatory oversight, as we may be required to add additional compliance personnel or incur other significant compliance-related expenses. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious consequences for our brand, which could have a material adverse effect on our business, financial condition and results of operations.
Adverse developments in U.S. tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to income taxation at the U.S. federal level and by certain states and municipalities because of the scope of our operations. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more U.S. taxing authorities could seek to impose incremental, retroactive or new taxes on us. In addition, jurisdictions in which we operate are actively considering significant changes to current tax law. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate, which could similarly adversely affect our financial condition and results of operations.
We are subject to government regulation and oversight relating to data and privacy protection.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight.
We are subject to laws and regulations relating to the privacy of the information of our customers, employees and others, and any failure to comply with these laws and regulations could expose us to liability and/or damage to our brand. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
We may be subject to regulatory exam findings, claims, and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act in a fiduciary capacity or similar role for our customers and others. From time to time, regulators or third parties may make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability, disgorgement of fees, or our brand could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition and results of operations.
We are planning to terminate our frozen defined benefit pension plan, which could expose us to significant costs or delays.
We currently intend to terminate our frozen defined benefit pension plan, which is further described in "Note 10, Employee Benefit Plans" to our audited consolidated financial statements in Part I, Item 8 of this Annual Report on Form 10-K. The termination would be subject to regulatory review and may be subject to legal challenges from plan participants, beneficiaries or other stakeholders. Further, the timing and magnitude of the effect of the termination on our reported results of operations and financial condition would depend on market conditions and the method we choose to use to settle plan obligations, such as lump‑sum distributions or the purchase of annuities from third‑party insurers, each of which carries its own legal and execution risks.
If we are unable to complete the termination of our pension plan on a timely basis, or if the costs, regulatory burdens, or legal risks associated with a termination are greater than anticipated, our financial condition, liquidity, and results of operations could be materially adversely affected.
Strategic Risks
Geographic concentration in our existing markets may unfavorably impact our long-term growth.
Our geographic concentration in Missouri and other Primary Markets makes our business highly susceptible to local economic conditions and renders us less able to diversify credit risk among multiple markets, which could result in an increase in the allowance for credit losses, thus reducing our net income. See “Part I, Item 1a—Risk Factors—Market Risks—Our business may be adversely affected by unfavorable economic conditions generally, and in Missouri and our other Primary Markets in particular,” in this Annual Report on Form 10-K. In addition, given the concentration of our operations and customer base in our Primary Markets, continued, long-term organic growth in our Primary Markets may be unsustainable. Although we have expanded into other markets and expect to continue to do so, there can be no assurance that we will be able to manage our growth successfully or to continue to expand into new markets, whether organically or through acquisition. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition and results of operations.

New lines of business, products or services may subject us to additional risks.
From time to time, we implement new lines of business or offer new products and services within existing lines of business. For instance, we recently launched a new money management tool that includes AI-enabled cash flow forecasting. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to successfully execute our strategic plan.
Our strategic plan aims to maintain our historic track record of profitable growth, which involves three principal elements: focusing on our existing core competencies to drive customer growth, deepening our customer relationships and associated fee income, and deploying our excess capital into strategic acquisitions. In addition, we are currently undertaking a bank core modernization project intended to improve our technology infrastructure.
These strategic efforts require us to manage several different strategic elements simultaneously, and our ability to execute the strategic plan depends on a variety of factors. These factors may include but are not limited to:
•our ability to expand our branch network coverage while maximizing operational efficiency;
•our ability to realize cross-selling opportunities, including with our wealth customers;
•our ability to identify, execute on, and integrate suitable strategic acquisition opportunities; and
•general economic conditions and competition, which are beyond our control.
There can be no assurances that we can successfully execute our strategic plan or any of its components, or that our strategic plan will be successful in supporting our growth or achieving the efficiencies that we anticipate.
Future acquisitions and expansion activities may not be successful or may disrupt our business, dilute shareholder value and adversely affect our operating results.
We have previously supplemented our organic growth with strategic acquisitions. From time to time, we explore and evaluate merger and acquisition opportunities as part of our ongoing business practices, and we may pursue mergers and acquisitions in the future. If we do seek acquisitions in the future, we expect that other banking and financial companies, many of which have significantly greater or more liquid resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. In addition, acquisitions are subject to various regulatory approvals. If we fail to receive the necessary regulatory approvals, we will not be able to consummate an acquisition that we may believe is in our best interests. Additionally, regulatory approvals could contain conditions that reduce the anticipated benefits of a contemplated transaction. Any acquisition could be dilutive to our earnings and shareholder’s equity per share of our common stock.
To the extent that we grow through acquisitions, we can provide no assurances that we will be able to adequately or profitably manage this growth or that these acquisitions will be successful. Acquiring other banks, banking centers or businesses, as well as other geographic and product expansion activities, involves various risks, including: risks of unknown or contingent liabilities; unanticipated costs and delays; risks that acquired new businesses will not perform consistent with our growth and profitability expectations; risks of entering new markets or product areas where we have limited experience; risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; exposure to potential asset quality issues with acquired institutions; difficulties, expenses and delays in integrating the operations and personnel of acquired institutions or business generation teams; potential disruptions to our business; possible loss of key employees and customers of acquired institutions; potential short-term decreases in profitability; and diversion of our management’s time and attention from our existing operations and business. If we fail to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks, it could materially harm our business, financial condition and results of operations.

Our future success is dependent on our ability to compete effectively in a highly competitive industry and market areas.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional, and community banks within the various markets where we operate. Recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. Additional deregulatory efforts from the current presidential administration could further reduce the burdens on larger banks, making them more competitive or freeing up additional capital.
We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, asset management firms, investment firms and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.
Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs, including those that focus on banking services and wealth management, has grown significantly over recent years and is expected to continue to grow. Some fintechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs have offered and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.
Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including stablecoins, digital assets, blockchains, and others based on distributed ledgers, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Furthermore, we operate in a highly competitive industry that could become even more competitive as a result of continued industry consolidation. This consolidation may produce larger, better capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, certain financial institutions within the markets in which we operate have recently completed mergers or acquisitions. These transactions may allow those financial institutions to benefit from cost savings and shared resources.
Our ability to compete successfully depends on a number of factors, including, among other things: (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. For instance, we are in the process of modernizing our core technology infrastructure. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements than we do.

We may not be able to effectively implement new, technology-driven products and services, implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes, such as AI technologies, and upgrades to maintain current systems and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition and results of operations.
We expect that new technologies and business processes applicable to the financial services industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations. And because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on our management team and key employees.
Our success depends, in large part, on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan and lease originations and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all. In addition, any inability to effectively transition the roles of our management team or our key employees or attract permanent successors for such roles could adversely impact our business.
Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified individuals. Our ability to attract, develop, motivate and retain key employees may be negatively affected by government policies, such as immigration policies and limits on incentive compensation. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks of harm to our brand, which could negatively impact investor and customer confidence.
A negative public opinion of us and our business, whether or not accurate or true, can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions, and actions by community organizations in response to these activities. Significant harm to our brand could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, developments and the actions of other participants in the financial services industry, including failures of other financial institutions, or activities of our contractual counterparties, such as service providers and vendors. A service disruption of our technology platforms, or to those of our service providers or vendors, or an impact to our branches could have a negative impact on a customer’s access to banking services and harm our brand. In particular, a cybersecurity event impacting our or our customer’s data could have a negative impact on our brand and customer confidence in us and our cybersecurity. Damage to our brand could also adversely affect our ability to raise additional capital and access to the capital markets.
Moreover, there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding diversity, equity and inclusion matters and environmental, social and governance matters. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, by us concerning these matters will be perceived negatively by at least some stakeholders, which could adversely affect our brand.
Additionally, the increased use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to our brand.

Risks Related to Our Common Stock
The Voting Trust has significant control over us, and its interests may conflict with ours or those of other investors in the future.
As of December 31, 2025, the Voting Trust beneficially owned approximately 65.07% of our Class A common stock. As a result, the Voting Trust has the ability to control the outcome of matters submitted to a vote of shareholders and, through its ability to control the election of directors to our Board, decision-making with respect to our business direction and policies. Matters over which the Voting Trust, directly or indirectly, exercises control include:
•the election of directors to our Board and the appointment and removal of our officers;
•mergers and other business combination transactions, including proposed transactions that would result in our shareholders receiving a premium price for their shares;
•other material acquisitions or dispositions of businesses or assets;
•Occurrence of indebtedness and the issuance of equity securities;
•repurchase of stock and payment of dividends; and
•the issuance of shares to management under our equity incentive plans.
Going forward, the Voting Trust’s degree of control will depend on, among other things, its level of beneficial ownership of our common stock. Even if the Voting Trust ceases to own shares of our stock representing a majority of the total voting power, for so long as the Voting Trust continues to own a significant percentage of our stock, it will still be able to significantly influence or effectively control the composition of our Board and the approval of actions requiring shareholder approval through their voting power.
Accordingly, for such period of time, the Voting Trust will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as the Voting Trust continues to own a significant percentage of our stock, the Voting Trust will be able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive investors in our common stock of an opportunity to receive a premium for their shares as part of a sale of our Company and ultimately might affect the market price of our common stock.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements, and our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
As of December 31, 2025, the Voting Trust beneficially owned approximately 65.07% of the combined voting power of our shares eligible to vote in the election of our directors. As a result, we are currently a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
•are not required to have a board that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.
We currently rely on the exemptions from the requirement that each of our Compensation Committee and Nominating and Governance Committee be composed entirely of independent directors. In addition, as long as we remain a “controlled company,” we may elect in the future to take advantage of any or all of the other available exemptions. As a result of any such election, our Board may not have a majority of independent directors. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

The market price of shares of our common stock may be volatile or may decline regardless of our operating performance, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume on our common stock may fluctuate and cause significant price variations to occur. Stock markets and the price of shares of our common stock may experience extreme price and volume fluctuations. Some, but certainly not all, of the factors that could negatively affect the price of our common stock, or result in fluctuations in the price or trading volume of our common stock, include:
•general market conditions;
•domestic and international economic factors unrelated to our performance;
•variations in our quarterly operating results or failure to meet the market’s earnings expectations;
•publication of research reports about us or the financial services industry in general;
•the failure of securities analysts to cover or continue to cover our common stock, or downgrades in securities analysts' recommendations regarding our common stock;
•additions to or departures of our key personnel;
•adverse market reactions to any indebtedness we may incur or securities we may issue in the future;
•actions by our shareholders;
•future sales of our common stock in the public market, including by members of the Voting Trust following the expiration of contractual lock-up agreements;
•the operating and securities price performance of companies that investors consider to be comparable to us;
•changes or proposed changes in laws or regulations affecting our business; and
•actual or potential litigation and governmental investigations.
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial conditions or results of operations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
We qualify as an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
We intend to take advantage of the reduced regulatory and reporting obligations that are available to us so long as we qualify as an “emerging growth company,” and thus the level of information we provide may be different from that of other public companies, and as a result some investors may find our securities less attractive, which could result in a less active trading market for our common stock, and the price of our common stock may be more volatile.
As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. When a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard and we elect to adopt the standard early. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.
We could remain an “emerging growth company” until the earliest to occur of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. In addition, for so long as we continue to qualify as a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising capital and the market price of our securities may be more volatile.
Fulfilling our public company financial reporting and other regulatory obligations as a public company will be expensive and time consuming and may strain our resources.
In November 2025, we completed our initial public offering of our Class A common stock and became a public company. As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC, as well as the rules of the Nasdaq. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance, operations and investor relations staff and on our accounting, financial and information systems, and increases our legal and accounting compliance costs as well as our compensation expense as we have hired and expect to continue to hire additional legal, accounting, tax, finance and investor relations staff. As a public company we may need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We expect to incur additional incremental ongoing and one-time expenses in connection with being a public company. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, additional costs we may incur that we have not currently anticipated.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in future annual reports we file with the SEC, beginning with our 2026 Annual Report on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls until we are no longer an emerging growth company and no longer a non-accelerated filer. When required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our accounting staff and our outside independent registered public accounting firm and testing of our internal control over financial reporting by our accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
We have not engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting, as contemplated by Section 404 of the Sarbanes-Oxley Act, as of any balance sheet date reported in our consolidated financial statements. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, may have been identified.
If we are unable to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the time frames required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, or suspension or delisting of our common stock from the Nasdaq and could have a material adverse effect on our business, results of operations and financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our brand to be harmed and our stock price to decline significantly.

Certain federal banking laws, Missouri laws and provisions of our organizational documents may discourage or delay acquisition attempts for us that our shareholders might consider favorable.
Provisions of state and federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, individually or as part of a group acting in concert, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution, and therefore requires prior approval of a federal banking agency, under the Change in Bank Control Act of 1978, as amended, (the “Change in Bank Control Act”). Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank, under the BHC Act.
Missouri law also generally prohibits any bank holding company from acquiring ownership or control of any depository financial institution that has Missouri deposits, such as the Bank, if the qualifying deposits in Missouri controlled by such bank holding company after the acquisition would exceed 13% of such Missouri deposits in total.
In addition, our Articles and Bylaws contain provisions that may make the merger or acquisition of our company more difficult. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions they desire. Among other things, these provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;
•a classified Board with three-year staggered terms, which can delay the ability of shareholders to change the membership of a majority of our Board;
•a requirement that a special meeting of shareholders may be called only by the Chairman of our Board, our President, a majority of our Board or holders of at least 85% of all outstanding shares entitled to vote;
•authorization to issue shares of one or more series of preferred stock, the terms of which series may be established and the shares of which may be issued without shareholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of our common stock; and
•advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
In addition, Missouri law generally requires business combination transactions be approved by an affirmative vote of holders of at least two thirds of the outstanding shares entitled to vote, which could not be lowered by our organizational documents. These anti-takeover provisions and other provisions in our organizational documents and under the applicable federal or Missouri laws could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our shareholders may deem advantageous, or negatively affect the trading price of our common stock.
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
Cybersecurity Program and Management Oversight
Cybersecurity is an important part of the Company’s risk management. We maintain a layered governance structure to oversee cybersecurity risk as part of its enterprise risk management framework. Our Board, both directly and through its committees, is responsible for overseeing our risk management processes. The Board exercises oversight of cybersecurity risk primarily through its Risk Committee, which receives regular reports and is informed of significant cybersecurity incidents and events and reports to the full Board as appropriate. Management oversight begins with the IT Risk Committee, which meets weekly to identify, monitor, and manage information technology and cybersecurity risks and escalate significant matters as appropriate. Executive oversight is provided by the Technology Management Committee, which is chaired by the Chief Information Officer and reports to the Risk Committee. The Technology Management Committee is responsible for (i) assisting the Board in defining the Company’s risk appetite with regard to technology, security, and data; (ii) evaluating the alignment of technology investments with business objectives and risk tolerance; (iii) overseeing information technology, cybersecurity, and data governance risks, ensuring they are managed in line with the Company’s risk profile and regulatory expectations; (iv) ensuring effective IT governance, including policies, procedures, and internal controls; and (v) tracking the progress and performance of major IT projects. The Technology Management Committee meets quarterly to review significant technology and cybersecurity risks, related management actions, and escalation items. Cybersecurity risk is also reviewed quarterly by the Enterprise Risk Management Committee through key risk indicators and key performance indicators and considered in the context of the Company’s overall enterprise risk profile.
We have adopted comprehensive information security and data privacy policies and standards informed by recognized industry frameworks, including the Center for Internet Security (CIS) Critical Security Controls and applicable International Organization for Standardization (ISO) standards, and regularly benchmarks its information security program against reputable industry assessments to support ongoing effectiveness and maturity. Within this framework, we have established defined management roles responsible for the day‑to‑day oversight and execution of cybersecurity and information security activities. These roles operate within management‑level committees and reporting structures designed to translate governance objectives and risk appetite into operational practices, support regulatory engagement and examination readiness, and ensure timely identification, escalation, and reporting of cybersecurity risks to executive management and the Board, as appropriate. Management involved in cybersecurity and information security activities possess the necessary skills and expertise to manage and enforce our information security and privacy policies and standards. The following descriptions summarize the responsibilities of key management positions with direct oversight of technology, cybersecurity operations, and information security.
Chief Information Officer - Our technology and information systems are overseen by the Chief Information Officer, who is responsible for enterprise technology strategy and operations, including core banking systems, infrastructure, and technology services supporting banking operations. This role provides leadership over technology functions and personnel and works closely with executive management, information security leadership, and risk management stakeholders to support the reliability, resilience, and security of the Company’s technology environment. The Chief Information Officer also contributes to management‑level and Board‑level discussions regarding significant technology initiatives, operational resilience, and emerging technology‑related risks. The Chief Information Officer has more than 35 years of experience working with the development, deployment, and support of IT solutions for financial institutions.
Director of Cybersecurity - Our cybersecurity program is led by the Director of Cybersecurity, who reports within the Company's technology function. In this role, the Director of Cybersecurity is responsible for the design and execution of cybersecurity operations, including security architecture, vulnerability management, identity and access controls, and components of third‑party risk oversight. This role works closely with executive management, technology teams, and information security leadership to enforce cybersecurity controls, support enterprise resilience, and identify and address emerging cyber and technology risks. The Director of Cybersecurity serves as a key liaison between technical security operations and broader governance and risk management functions and supports regulatory engagement, examination readiness, and management‑level and board‑level discussions regarding cybersecurity and technology risk. The Director of Cybersecurity has more than 35 years of experience across technology, infrastructure, and cybersecurity roles of increasing responsibility.

Vice President, Information Security - Our information security function is led by the Vice President, Information Security, who reports to the Chief Risk Officer as part of our Risk Management function. In this role, the Vice President, Information Security oversees the enterprise information security program, including cybersecurity governance, risk management, security awareness, third‑party risk management, and regulatory engagement. This role works closely with executive leadership, technology teams, and risk management stakeholders to oversee cybersecurity controls, support enterprise resilience, and address emerging technology and information security risks. The Vice President, Information Security also serves as a primary liaison with banking regulators and contributes to management‑level and board‑level discussions regarding cybersecurity and technology risk. The Vice President, Information Security has more than 25 years of experience in cybersecurity, systems administration, and technology roles of increasing responsibility.
We are required to protect customer information in compliance with the GLBA and other consumer privacy laws and regulations. Our information security program is regularly audited by Company internal auditors. We engage independent third parties to perform quarterly vulnerability scans and annual penetration testing against system infrastructure. We also maintain insurance commensurate with management’s assessment of the levels of security and privacy risk. All employees are required to take regular training on information security requirements and must acknowledge policies and standards annually. In addition, we conduct frequent phishing campaigns to test and educate all employees on how to spot phishing attacks and to measure the effectiveness of our training program.
We also maintain a Cybersecurity Incident Response Policy which outlines the steps to be taken in the event of a cybersecurity incident. The Cybersecurity Incident Response Policy identifies a cybersecurity incident response team, led by the Director of Cybersecurity, and summarizes the processes regarding the identification of incidents, communication during an incident response process, containment efforts, and recovery and eradication strategy. We actively monitor its systems for cybersecurity threats using a variety of methods, including alerts that can be raised by automated monitoring tools, personal observations of security or operations personnel, employee reports, or notifications from external entities, such as business partners or law enforcement.
Finally, applications, infrastructure components and service providers that handle sensitive information are evaluated annually as part of the information security risk assessment. New applications, infrastructure components and service providers are also assessed prior to integration with existing systems. We have processes in place to oversee and identify the cybersecurity risks associated with third-party service providers before onboarding new providers and on an ongoing basis, and contractually require material service providers, contractors, sub-contractors, or other third parties that process, transmit, access, or store bank or customer data to comply with relevant Company policies (including, but not limited to, retention, encryption, transmission, and application security policies) and safeguards and to be in compliance with applicable laws.
We face cybersecurity risks in connection with its normal business that could have a material adverse effect on its business strategy, results of operations, financial condition, or reputation. Although such risks have not materially affected the Company, it has experienced, and may continue to experience, cybersecurity incidents during the normal course of business. For further discussion about these risks, see “Part I, Item 1A. Risk Factors—Operational Risks—The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations,” in this Annual Report on Form 10-K.
Item 2. Properties
Our Corporate headquarters is located at 238 Madison St, Jefferson City, MO. In addition, we operate 155 full-service branch offices as of December 31, 2025, the majority of which are in Missouri and Kansas. Additional branches are located in Oklahoma, Illinois and Colorado, and we have one branch in Florida. Currently, 20 of our branches (13% of our branch network) are leased. We also have a dedicated campus for Central Technology Services, our technology and data processing center in Jefferson City, MO along with a backup data recovery center in Springfield, MO. We regularly evaluate our branch network, in order to enter new markets or expand our community presence where there is opportunity while pivoting away from less productive locations.
Item 3. Legal Proceedings
The Company and its subsidiaries are defendants in various claims, legal actions and complaints arising in the ordinary course of business. We are not currently party to any legal or regulatory proceedings the resolution of which we believe would have a material adverse effect on our business, results of operation, or financial condition. See "Note 15, Commitments, Contingencies, and Guarantees,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our legal and regulatory proceedings.

Item 4. Mine Safety Disclosures
None
Item 4a. Executive Officers of the Registrant
Information About Our Executive Officers
Information concerning the Executive Officers of the Company as of March 25, 2026, is set forth below.

Executive Officer	Age	Principal Occupations
S. Bryan Cook	74	Executive Chairman of the Company and the Bank since 2024. Chairman, President and Chief Executive Officer, Board and Chief Operating Officer of the Bank prior thereto. He is the great grandson of the founder of the Company.
John “JR” Ross	55	President and Chief Executive Officer of the Company and the Bank since April 2024 and as a director of the Company since 2021. Prior thereto, he was Chief Operating Officer of the Company. Prior to his employment with the Company in March 2020, he spent nearly 20 years at J.P. Morgan Chase, most recently serving as the Co-Head of Depository Coverage in the Financial Institutions Group.
James K. Ciroli	61	Executive Vice President and Chief Financial Officer of the Company and the Bank since June 2025. Most recently, Mr. Ciroli served as the Executive Vice President and Chief Financial Officer of Flagstar Bancorp, Inc. from 2014 to December 2022. From 2009 to 2014, Mr. Ciroli was the Senior Vice President, Corporate Controller and Principal Accounting Officer of First Niagara Financial Group, Inc, and from 2002 to 2009, Mr. Ciroli was the Senior Vice President and Assistant Controller of Huntington Bancshares Incorporated. Prior to Huntington, Mr. Ciroli held various positions of increasing responsibility at KeyCorp and Deloitte & Touche LLP.
Daniel H. Westhues	55	Senior Executive Vice President and Chief Customer Officer since February 2025, joined the Company in 1993, where he has held various roles managing retail sales and operations, marketing, product development and customer facing technology, including most recently Chief Retail and Marketing Officer from 2014 to February 2025.
Eric Hallgren	42	Executive Vice President and Chief Credit Officer for the Company and the Bank, having joined the Company in July 2024. Prior to his role at the Company and the Bank, Mr. Hallgren most recently acted as the Chief Credit Officer for First Banks, Inc. from August 2020 to June 2024, where he previously served as Director of Credit Underwriting.
Jeremy W. Colbert	49	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since September 2023. Most recently, he served as Senior Vice President and Legal Counsel at Enterprise Bank & Trust from 2017 to 2023. Prior to that, he acted as the General Counsel for St. Louis Bank from 2010 to 2017. He previously held roles in private practice and has spent the last fifteen years serving community banks, both public and private, with varying levels of responsibility.
Russell “Russ” L. Goldammer	69	Executive Vice President and Chief Information Officer for the Company and as the Chief Technology Officer of the Bank since October 2021, having previously served as the President and Chief Executive Officer of Central Technology Services, a division of the Company providing technological support for the Company, the Bank and the Bank’s customers, since June 2009. Prior to joining the Company in 2009, Mr. Goldammer served as the Chief Information Officer at First Banks, Inc.
Scott M. Kellett	57	Executive Vice President of Wealth Management of the Company since December 2015 and previously served as Senior Vice President of Trust and Asset Management at the Company and the Bank. Mr. Kellett began his career as a Trust Administrative Officer at Boone County National Bank (an affiliate of the Company) in 1995.
Carey D. Schoeneberg	49	Senior Vice President and Chief Risk Officer of the Company and the Bank since January 2021 and previously served as Vice President, Asset Liability Management of the Company and the Bank from April 2014 to December 2020. She joined the Company in 2008 and has held various risk management roles including enterprise risk management, loan review, asset liability management, and oversight of capital stress testing.
Tristan A. Thompson	43	Senior Vice President and Chief Commercial Banking Services and Payments Officer of the Company and the Bank since January 2025. Prior thereto, he spent 15 years in banking and financial services driving payments innovation, financial services transformation, and growth across business lines. Most recently, he acted as Payments Strategy Director for Arvest Bank from 2021 to 2025. Prior to that, he acted as Senior Vice President and Payments Group Manager for UMB Bank from 2017 to 2021.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq under the symbol "CBC", trading commenced on November 20, 2025. As of December 31, 2025, the Company had approximately 496 shareholders of record.
Dividends
On February 4, 2026, the Company declared a quarterly cash dividend amount of $0.12 per share of common stock. Commencing with this quarter’s dividend, the Company intends to pay a regular, consistent quarterly dividend, however future dividends are not guaranteed and subject to board approval.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not make any repurchases during the quarter ended December 31, 2025. On February 4, 2026, The Board approved the Company to repurchase up to $50 million of shares of the Company’s Class A common stock (the “2026 Repurchase Plan”). This 2026 Repurchase Plan authorization replaces and supersedes the Company’s prior authorizations.
Performance Graph
The performance graph below compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the KBW Nasdaq Regional Banking Index, measured at the last trading day of each month shown. The graph assumes an investment of $100 on November 20, 2025, and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	11/20/25	11/30/25	12/31/25
Central Bancompany, Inc.	$100.00	$102.31	$105.01
KBW Nasdaq Regional Banking	100.00	105.98	108.63
S&P 500	100.00	104.21	104.83
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 8 in this Annual Report on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption "Cautionary Note Regarding Forward-Looking Statements" included Part I of this Annual Report on Form 10-K. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption "Item IA, Part I — Risk Factors" included in this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with U.S. GAAP, this document contains non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
Tax Equivalent Presentation
Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a blended federal and state effective marginal tax rate of 23.84% for all periods. We encourage readers to consider the Consolidated Financial Statements and other financial information contained in this Annual Report on Form 10-K in their entirety, and not to rely on any single financial measure.
Overview
We are a bank holding company headquartered in Jefferson City, Missouri. Through our full-service community banking subsidiary, The Central Trust Bank, we provide a comprehensive suite of consumer, commercial and wealth management products and services to our communities primarily in Missouri, Kansas, Oklahoma and Colorado. As of December 31, 2025, we operate 155 full-service branch locations.
We are a community bank organized around our 11 Primary Markets, serving 79 communities. Our business is predominantly located in Missouri, a state known for its business-friendly environment, diversified and stable markets, favorable tax regime and convenient location in the central U.S., making it a hub for industries such as transportation, logistics and trade.
We have a highly diversified loan and lease portfolio that has demonstrated steady growth through multiple economic cycles. In addition, we provide a full range of deposit products to individuals, businesses, governments and community organizations, serving as a primary funding source for the Bank.
We operate our business through three operating segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking serves the holistic financial service needs of individuals, providing a full set of deposit products, state-of-the-art digital banking solutions, a range of consumer lending solutions, including home equity lines of credit, and a credit card portfolio. Commercial Banking provides full-service relationship banking solutions to businesses, agencies and community organizations. Wealth Management provides a full range of “fee-only” wealth management solutions, including investment management, fiduciary services, financial, estate, and tax planning services to individuals, businesses, and foundations.

Recent Developments
Reclassification and Initial Public Offering
On April 28, 2025, our amended Articles became effective, pursuant to which we (i) increased the number of authorized shares of our capital stock to 600,000,000, consisting of 500,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 50,000,000 shares of preferred stock, (ii) decreased the par value of each class of our capital stock to $0.01 per share and (iii) automatically reclassified and converted each share of Class B common stock then outstanding (excluding treasury stock) into one share of Class A common stock. The effect of the Reclassification on outstanding shares and per share figures has been retroactively applied to all periods presented. See “Note 20, Capital Structure, Share Reclassification, Stock Split Effective in the Form of a Stock Dividend,” to our audited consolidated financial statements in this Annual Report on Form 10-K.
On October 9, 2025, the Company declared a 50-for-1 stock split of the Company’s common stock in the form of a stock dividend, entitling each shareholder of record to receive 49 additional shares of common stock for every one share owned. The record date for the stock dividend is October 20, 2025, with a distribution date for the new shares of October 24, 2025. The par value per share of our common stock remains $0.01 per share. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented. See “Note 20, Capital Structure, Share Reclassification, Stock Split Effective in the Form of a Stock Dividend,” to our audited consolidated financial statements in this Annual Report on Form 10-K.
On November 19, 2025, in connection with its IPO, the Company completed an offering of 17,778,000 shares of Class A common stock at a public offering price of $21.00 per share. On December 3, 2025, the underwriters exercised their option to purchase an additional 2,666,700 shares of Class A common stock at the same offering price. The Company received total net proceeds of approximately $403.1 million, after deducting underwriting discounts, commissions, and estimated offering expenses. The Company’s common stock is currently listed on the Nasdaq Stock Market under the ticker symbol “CBC.”

Results of Operations
The following table presents selected financials from our income statement and the performance ratios discussed below.

	For the year ended December 31,
	2025	2024
Income Statement Data:	(dollars in thousands, except per common share data and other information)
Net interest income	$789,665	$687,324
Net interest income (FTE) [1,2]	795,883	693,185
Provision for credit losses	9,311	14,587
Noninterest income	231,694	210,390
Adjusted noninterest income [1]	252,117	247,051
Noninterest expense	505,490	489,407
Income tax expense	115,705	87,910
Net income	390,853	305,810
Adjusted net income [1]	402,603	333,731

Earnings per Common Share
Earnings per share - diluted	$1.75	$1.39
Adjusted earnings per share - diluted [1]	$1.81	$1.51

Performance Ratios:
Net interest margin	4.30%	3.84%
Net interest margin (FTE) [1,2]	4.33%	3.88%
Return on average total assets	2.03%	1.63%
Adjusted return on average total assets [1]	2.09%	1.78%
Return on average common equity [1]	11.9%	10.4%
Adjusted return on average common equity [1]	12.3%	11.4%
Return on average tangible common equity [1]	13.4%	11.9%
Adjusted return on average tangible common equity [1]	13.8%	13.0%
Fee income ratio	22.7%	23.4%
Adjusted fee income ratio [1]	24.2%	26.4%
Efficiency ratio	49.5%	54.5%
Efficiency ratio (FTE) [1]	47.9%	51.7%
Effective tax rate	22.8%	22.3%
[1] These are non-GAAP financial measures. For more information on these financial measures, including a reconciliation of the most directly comparable GAAP financial measures, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures Reconciliations" in this Annual Report on Form 10-K..

[2] Fully-tax equivalent basis.
•GAAP net income of $390.9 million, or $1.75 per fully diluted share, compared to $305.8 million and $1.39 in the prior year.
•Adjusted net income1 of $402.6 million, or $1.81 per fully diluted share, compared to $333.7 million and $1.51 per fully diluted share in the prior year.
•End-of-period total deposits of $15.9 billion, an increase of $0.9 billion or 5.9% growth from the prior year.
•ROAA of 2.03%; Adjusted ROAA1 of 2.09%, compared to ROAA of 1.63% and Adjusted ROAA1 of 1.78% in the prior year.
•Efficiency ratio1 of 49.5%; Adjusted efficiency ratio1 of 47.9%, compared to 54.5% and 51.7% respectively in the prior year.

Net Interest Income and Net Interest Margin
The following table summarizes the distribution of average balances, average yields and costs (on an annualized basis for interim periods), and changes in net interest income on an FTE basis. Average balances are daily average balances and include nonaccrual loans. The table below includes the effect of deferred fees and expenses, discounts and premiums, as well as purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the year ended December 31,
	2025			2024
	Average Balance	Interest (FTE) [1]	Yield / Cost	Average Balance	Interest (FTE) [1]	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing cash and bank deposits	$937,455	$41,963	4.48%	$844,259	$46,942	5.56%
Investment securities	5,973,167	239,021	4.00%	5,454,694	153,137	2.81%
Gross loans [2,3]	11,452,619	715,182	6.24%	11,586,553	710,759	6.13%
Total interest-earning assets	18,363,241	996,166	5.42%	17,885,506	910,838	5.09%
Allowance for loan losses	(151,175)			(154,674)
Noninterest-earning assets	1,087,993			1,050,386
Total assets	$19,300,059			$18,781,218
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$5,229,143	-	–%	$5,180,962	-	–%
Savings & interest-bearing deposits	7,934,637	122,571	1.54%	7,840,224	132,806	1.69%
Time deposits	1,690,034	52,629	3.11%	1,658,155	57,626	3.48%
Total deposits	14,853,814	175,200	1.18%	14,679,341	190,432	1.30%
Federal funds purchased and customer repurchase agreements	1,013,959	25,083	2.47%	993,284	27,221	2.74%
Total customer funds	15,867,773	200,283	1.26%	15,672,625	217,653	1.39%
FHLB advances and other borrowings	-	-	–%	-	-	–%
Total interest-bearing liabilities	10,638,630	200,283	1.88%	10,491,663	217,653	2.07%
Total cost of funds	15,867,773	200,283	1.26%	15,672,625	217,653	1.39%
Noninterest-bearing liabilities	147,099			170,618
Stockholders' equity	3,285,187			2,937,975
Total liabilities and stockholders' equity	$19,300,059			$18,781,218
Net interest spread			3.54%			3.02%
Net interest income (FTE) [1] and net interest margin (FTE) [1]		795,883	4.33%		693,185	3.88%
Less: Tax equivalent adjustment		6,218			5,861
Net interest income and net interest margin		$789,665	4.30%		$687,324	3.84%
[1] These are non-GAAP financial measures. For more information on these financial measures, including a reconciliation of the most directly comparable GAAP financial measures, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures Reconciliations" in this Annual Report on Form 10-K.

² Loan balances include mortgage loans held for sale of $54.1 million and $34.3 million as of December 31, 2025 and 2024, respectively, and nonaccrual loans of $44.7 million and $36.0 million as of December 31, 2025 and 2024, respectively.
³ Loan interest income includes loan fees, net of deferred costs, of $10.2 million, $8.4 million for the years ended December 31, 2025 and 2024, respectively and interest resulting from the accretion of purchase accounting discount associated with acquired loans of $1.1 million and $1.7 million for the same periods, respectively.
Net interest income totaled $789.7 million in 2025, an increase of $102.3 million, or 14.9%, compared to $687.3 million in 2024. On an FTE basis, net interest income (FTE) (non-GAAP) increased to $795.9 million from $693.2 million, an increase of 14.8%. Our net interest margin increased 46 basis points to 4.30% during 2025 compared to 2024, as yields continued to improve on assets, including a change in mix reducing cash and increasing investments, paired with reduced costs on deposits. Our net interest margin (FTE) (non-GAAP) increased to 4.33% in 2025, compared to 3.88% for the same period in 2024.

Total interest income was $989.9 million in 2025, an increase of $85.0 million, or 9.4%, compared to $905.0 million for the same period in 2024. On an FTE basis, total interest income (FTE) (non-GAAP) was $996.2 million for 2025, an increase of $85.3 million, or 9.4%, compared to $910.8 million in the prior year. The increase was primarily due to the repositioning of the investment portfolio, from lower-yielding bonds to higher-yielding investments at higher market rates, contributing $85.9 million of the increase, along with an increase in loan interest income mainly due to the upward repricing of loans, partially offset by a reduction in interest income on cash, resulting from rate cuts by the Federal Reserve which began in the third quarter of 2024.
Interest expense decreased $17.4 million, or 8.0% for 2025, compared to 2024. The decrease was primarily driven by lower interest rates on savings and interest-bearing demand deposits, which contributed $10.2 million of the reduction. Interest expense also declined across time deposits and federal funds purchased and customer repurchase agreements as funding costs repriced downward following interest rate cuts implemented by the Federal Reserve beginning in 2024. Overall, the decrease reflects the impact of a lower interest rate environment on interest‑bearing liabilities. The decline was consistent with broader market repricing trends and reflects the sensitivity of interest‑bearing liabilities to changes in short‑term benchmark rates.
The table below identifies changes related to volumes (average balances) and rates on our net interest income during the period shown, with respect to (i) changes in volume (change in volume times old rate), (ii) changes in rates (change in rate times old volume) and (iii) changes in rate / volume (change in rate times the change in volume, including difference in the number of days). Any change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.

	For the year ended December 31,
	2025 vs 2024
	Volume	Rate	Total
Increase (decrease) in interest income:	(dollars in thousands)
Cash and cash equivalents	$4,776	$(9,755)	$(4,979)
Investment securities	15,570	70,314	85,884
Loans	(8,977)	13,400	4,423
Total increase (decrease)	11,369	73,959	85,328
Increase (decrease) in interest expense:	-	-	-
Savings & interest-bearing deposits	1,541	(11,776)	(10,235)
Time deposits	1,067	(6,064)	(4,997)
Federal funds purchased and customer repurchase agreements	545	(2,683)	(2,138)
FHLB advances and other borrowings	-	-	-
Total increase (decrease)	3,153	(20,523)	(17,370)
Increase (decrease) in net interest income (FTE)	$8,216	$94,482	$102,698
Provision for Credit Losses
The provision for credit losses, including provision for off-balance sheet credit exposures, was $9.3 million for the year ended December 31, 2025, a decrease of $5.3 million, or 36.2% year over year. The decrease was primarily due to a $5.0 million release related to the sale of the consumer lease portfolio, along with a decline in loan balances in 2025 as compared to loan growth in the prior year. A decrease in the liability for unfunded lending commitments also contributed to the decline in provision for credit loss expense in 2025.

Noninterest Income
The following table presents noninterest income for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
	2025	2024
Noninterest income:	(dollars in thousands)
Service charges and commissions	$57,631	$56,137
Payment services revenue	67,570	67,531
Brokerage services	28,696	25,739
Fees for fiduciary services	51,954	45,897
Mortgage banking revenue	39,571	42,080
Investment securities (losses), net	(6,811)	(36,661)
Other income	(6,917)	9,667
Total noninterest income	231,694	210,390
Less: Loss on sale of consumer lease portfolio	(13,612)	-
Less: Investment securities (losses)	(6,811)	(36,661)
Adjusted noninterest income[1]	$252,117	$247,051
[1] This is a non-GAAP financial measure. For more information on this financial measure, including a reconciliation of the most directly comparable GAAP financial measure, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures Reconciliations" in this Annual Report on Form 10-K.

Noninterest income was $231.7 million in fiscal year 2025, an increase of $21.3 million, or 10.1%, compared to $210.4 million fiscal year 2024. The increase was primarily due to a 12.6%, or $9.0 million, increase in total brokerage services and fees for fiduciary services driven by 18.0% growth in total assets under advice, along with a change in fee structure in the second half of 2024, and increased service charges and commissions.
Significant components of noninterest income are described in further detail below. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures Reconciliations,” in this Annual Report on Form 10-K.
Service charges and commissions. Service charges and commissions are primarily fees charged to deposit customers, including overdraft/non-sufficient funds fees, return fees, wire fees, commercial deposit account analysis fees, and other charges or commissions. Service charges and commissions increased $1.5 million, or 2.7%, to $57.6 million in 2025, compared to the same period in 2024. The increase was primarily driven by growth in treasury management commercial account analysis fee income, along with overdraft/non-sufficient funds fees.
Payment services revenue. Payment services revenue includes incentive and interchange revenue that merchants pay for processing electronic payment transactions and associated fees earned from the issuance of credit and debit card products, both consumer and business, along with health savings accounts, gift cards, and ATM service fees. Payment services revenue increased $0.1 million, or 0.1%, to $67.6 million in 2025, compared to the same period in 2024. The increase in 2025 compared to 2024 is the result of higher consumer credit and debit card fee income, partially offset by reduced commercial products fee income.
Brokerage services and fees for fiduciary services. Brokerage services and fees for fiduciary services relate to our wealth management services and comprise of fees earned for management of trust assets and investment services. Brokerage services increased $3.0 million, or 11.5%, to $28.7 million in 2025, compared to 2024. The increase is driven by 12.2% growth in assets under advice. Fees for fiduciary services increased 13.2%, or $6.1 million, to $52.0 million for the same period. The increase was primarily driven by a change in fee structure in the second half of 2024 along with 20.8% growth in assets under advice.
Mortgage banking revenue. Mortgage banking revenue includes both the net gain on mortgage loans sold to the secondary market and mortgage servicing income for mortgage loans sold with servicing retained by the Bank. The net gain on the sale of mortgage loans fluctuates with the volume of loans sold, the type of loans sold and market conditions, such as the current interest rate environment. The volume of loans that we sell depends upon conditions in the mortgage origination, loan securitization and secondary loan sale markets. Mortgage banking revenues, net decreased $2.5 million, or 6.0%, to $39.6 million in fiscal year 2025, compared to 2024. The decrease includes a reduction in mortgage servicing income of $0.6 million, or 4.8%, along with a decline in gain on the sale of mortgage loans of $1.9 million or 6.5%.

Other income. Other income includes bank owned life insurance income, check commission, gain on sale of assets, and other miscellaneous income items. Other income decreased $16.6 million, or 171.6%, to $6.9 million in 2025, compared to the same period in 2024. The decrease was driven by the loss on the sale of the consumer lease portfolio, along with a reduction in net gains on the sale of assets in 2025 compared to 2024.
Investment securities losses (gains), net. Net loss or gain on sale of securities represents the difference between gross sale proceeds and carrying value at amortized cost of investment securities sold during the period. We had a net loss of $6.8 million in fiscal year 2025 compared to a $36.7 million net loss in fiscal year 2024.
Noninterest Expense
The following table presents the major components of our noninterest expense for years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$298,080	$281,087
Net occupancy and equipment	48,990	47,131
Computer software and maintenance	22,556	20,318
Marketing and business development	20,670	19,990
Legal and professional fees	22,403	26,290
Bankcard processing, rewards and related cost	30,747	32,002
Other expenses	62,044	62,589
Total noninterest expense	$505,490	$489,407
Total noninterest expense was $505.5 million for the year ended December 31, 2025, an increase of $16.1 million, or 3.3%, compared to $489.4 million in 2024. The increase was primarily due to increases in salaries and employee benefits, net occupancy and equipment, computer software and maintenance, and marketing and business development, partially offset by reductions in legal and professional fees, bankcard processing, rewards and related costs, and other expenses.
Salaries and Employee Benefits. Salaries and employee benefits is the largest component of noninterest expenses and includes the cost of bonus and incentive compensation, payroll taxes, benefit plans, and health insurance. These expenses were $298.1 million in 2025, an increase of $17.0 million, or 6.0%, compared to $281.1 million for the same period in 2024. The increase was primarily due to annual merit increases, increased staffing and commissions. Full-time equivalent employees totaled 2,905 at December 31, 2025, compared to 2,938 at December 31, 2024.
Net Occupancy and Equipment. Net occupancy and equipment expenses were $49.0 million for fiscal year 2025, an increase of $1.9 million, or 3.9%, compared to $47.1 million for the same period in 2024.
Computer Software and Maintenance. Computer software and maintenance includes payments to outside vendors who provide software, technology services, costs related to supporting and developing cloud-based activities and depreciation of bank-owned software and hardware. Computer software and maintenance increased $2.2 million, or 11.0%, in 2025, compared to the same period in 2024. The increase was driven by continued investment in technology to support both consumer and commercial products, along with a new core banking platform.
Marketing and Business Development. Marketing and business development expenses include marketing, advertising, public relations and business development related expenses. These expenses were $20.7 million for fiscal year 2025, an increase of $0.7 million, or 3.4%, compared to $20.0 million for the same period in 2024. The increase was primarily due to the launch of a new branding campaign, customer referrals, and at the end of 2024, we started to expense postage directly related to marketing efforts in marketing and business development expenses rather than other expenses.
Legal and Professional Fees. Legal and professional fees include legal fees, consultant fees, audit fees, and other outside services. Legal and professional fees were $22.4 million in 2025, a decrease of $3.9 million, or 14.8%, compared to $26.3 million for the same period in 2024. The decrease was primarily driven by professional outsourced services to support the initial phase of the conversion of our core banking platform.
Bankcard Processing, Rewards and Related Costs. Bankcard processing, rewards and related costs decreased $1.3 million, or 3.9% for the year ended 2025, compared to the same period in 2024. The decrease was driven by the conversion to a different debit card processor at the end of the first quarter in 2024, resulting in reduced expenses.

Other Expenses. Other expenses include various items such as amortization of originated mortgage servicing rights, amortization of intangible assets, FDIC insurance, bank exam fees, printing, telecommunications, postage, travel, meetings, dues, memberships, subscriptions, contributions, losses due to fraud, correspondent bank service charges, other insurance expenses, director fees, and other miscellaneous expenses. Other expenses decreased $0.5 million, or 0.9%, to $62.0 million in 2025, compared to the same period in 2024. The decrease includes reductions in consumer and commercial fraud, and amortization of intangible assets and OMSRs, along with printing, telecommunication and postage as a result of the postage expense directly related to marketing efforts reported in marketing and business development expenses rather than other expenses starting at the end of 2024.
Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and loans, tax credits and the rates charged by federal and state authorities in which we do business. The income tax expense of $115.7 million in fiscal year 2025 represents an effective tax rate of 22.8%, compared with $87.9 million, or 22.3%, in fiscal year 2024. The increase in the effective tax rate was primarily due to a reduction in the amount of state tax credits received from tax credit partnerships and increases from certain costs that are no longer deductible as a result of being a public company.
Discussion and Analysis of Business Segments
The Company has strategically aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking and Wealth Management (collectively, the “Business Segments”). The Chief Executive Officer regularly evaluates Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. See "Note 1, Summary of Significant Accounting Policies,” and "Note 19, Business Segment Reporting," to our consolidated financial statements in this Annual Report on Form 10-K.

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Year Ending December 31, 2025	(dollars in thousands)
Net interest income	$315,068	$436,212	$(75)	$751,205	$38,460	$789,665
Provision for credit losses¹	4,402	3,754	(4)	8,152	1,159	9,311
Net interest income after provision for credit losses	310,666	432,458	(71)	743,053	37,301	780,354
Noninterest income¹	111,268	42,869	77,360	231,497	197	231,694
Noninterest expense	243,012	159,151	52,168	454,331	51,159	505,490
Income before income taxes[1]	178,922	316,176	25,121	520,219	(13,661)	506,558
Income taxes	42,886	73,155	6,049	122,090	(6,385)	115,705
Net income[1]	$136,036	$243,021	$19,072	$398,129	$(7,276)	$390,853
Year Ending December 31, 2024
Net interest income	$276,775	$403,079	$(250)	$679,604	$7,720	$687,324
Provision for credit losses	11,640	3,359	2	15,001	(414)	14,587
Net interest income after provision for credit losses	265,135	399,720	(252)	664,603	8,134	672,737
Noninterest income	124,854	43,334	69,212	237,400	(27,010)	210,390
Noninterest expense	242,560	148,737	46,863	438,160	51,247	489,407
Income before income taxes	147,429	294,317	22,097	463,843	(70,123)	393,720
Income taxes	35,260	67,799	5,306	108,365	(20,455)	87,910
Net income	$112,169	$226,518	$16,791	$355,478	$(49,668)	$305,810
2025 vs 2024
Increase (decrease) in net income - amount	$23,867	$16,503	$2,281	$42,651	$42,392	$85,043
Increase (decrease) in net income - percent	21.3%	7.3%	13.6%	12.0%	85.4%	27.8%
¹ Consumer includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

Consumer Banking Operating Results
The Consumer Banking operating segment is designed to serve the holistic financial service needs of individuals within our footprint through the Bank.
We provide a comprehensive suite of offerings, including a full set of deposit products, state-of-the-art digital banking solutions, a range of consumer lending solutions, including home equity lines of credit, and a credit card portfolio. Our leading mortgage operation delivers both standard mortgages with in-house servicing, typically sold to Freddie Mac, Fannie Mae, Ginnie Mae, or private investors.
The following table presents the selected financials of Consumer Banking as of, and for the years ended December 31, 2025 and 2024, respectively.

	As of, and for the year ended December 31,
	2025	2024
Consumer	(dollars in thousands)
Net interest income	$315,068	$276,775
Provision for credit losses	4,402	11,640
Net interest income after provision for credit losses	310,666	265,135
Noninterest income	111,268	124,854
Noninterest expense	243,012	242,560
Income before income taxes	178,922	147,429
Income taxes	42,886	35,260
Net income	$136,036	$112,169

Fee income ratio	26.1%	31.1%
Cost of deposits	0.96%	0.99%

Average assets	$3,459,866	$3,384,319
Average loans	3,150,601	3,243,672
Average deposits	7,751,789	7,580,903
Average equity	$426,941	$437,769
¹ Consumer includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.
For the year ended December 31, 2025, Consumer Banking net income increased $23.9 million, or 21.3%, to $136.0 million compared to the same period in 2024. The increase was primarily driven by a 14% rise in net interest income, reflecting higher funds transfer pricing on deposits as rates assigned to non-maturity deposits increased in 2025 compared to the same period in 2024, along with deposit growth, partially offset by losses in the consumer lease portfolio.
Commercial Banking Operating Results
The Commercial Banking operating segment is designed to provide full-service relationship banking solutions to businesses, agencies and community organizations within our footprint through the Bank.
Our long-tenured commercial lending teams originate loans to finance a wide range of our customers’ needs, including commercial, small business and government segments, while striving to maintain conservative underwriting standards. Our deposit and cash management solutions feature a full suite of digital-first tools, treasury management services, and innovative payment and card solutions to complement our comprehensive deposit offerings.

The following table presents the selected financials of Commercial Banking as of, and for the years ended December 31, 2025 and 2024, respectively.

	As of, and for the year ended December 31,
	2025	2024
Commercial	(dollars in thousands)
Net interest income	$436,212	$403,079
Provision for credit losses	3,754	3,359
Net interest income after provision for credit losses	432,458	399,720
Noninterest income	42,869	43,334
Noninterest expense	159,151	148,737
Income before income taxes	316,176	294,317
Income taxes	73,155	67,799
Net income	$243,021	$226,518

Fee income ratio	8.9%	9.7%
Cost of deposits	1.38%	1.58%

Average assets	$8,476,529	$8,509,049
Average loans	8,286,918	8,326,312
Average deposits	7,297,301	7,300,206
Average equity	$1,109,982	$1,121,760
For the year ended December 31, 2025, Commercial Banking net income increased $16.5 million, or 7.3%, to $243,021 compared to the same period in 2024. The increase was primarily due to increased net interest income of 8% driven by an increase in the FTP paid on deposits, and deposit costs reduced 20 basis points to 1.38% in 2025, compared to 2024, partially offset by 7% growth in expenses.
Wealth Management Operating Results
The Wealth Management operating segment provides a full range of “fee-only” wealth management solutions, including investment management, fiduciary services, financial, estate, and tax planning services to individuals, businesses, and foundations. Services are provided through Central Trust Company and Central Investment Advisors, both divisions of the Bank.
Wealth management services tailored to individuals include trust and estate advisory services and financial planning. Business services include financial planning, business succession planning, and retirement plan services. Services for foundations include assistance with endowment management, grant applications and foundation management.
The following table presents the selected financials of Wealth Management as of, and for the years ended December 31, 2025, and 2024, respectively.

	As of, and for the year ended December 31,
	2025	2024
Wealth Management	(dollars in thousands)
Net interest (loss)	$(75)	$(250)
Provision for credit losses	(4)	2
Net interest (loss) after provision for credit losses	(71)	(252)
Noninterest income	77,360	69,212
Noninterest expense	52,168	46,863
Income before income taxes	25,121	22,097
Income taxes	6,049	5,306
Net income	$19,072	$16,791

Average assets	$17,088	$22,379
Average loans	72	204
Average equity	13,374	13,751
Assets under advice	$15,956,069	$13,527,632

For the year ended December 31, 2025, Wealth Management net income increased $2.3 million, or 13.6%, to $19.1 million compared to the same period in 2024. The increase was primarily driven by 12% growth in noninterest income as the result of growth in assets under advice along with fee increases in the second half of 2024, partially offset by 11% increase in expenses driven by increased staffing and commissions, net occupancy and equipment, and other expenses. End-of-period assets under advice grew 18.0%, or $2.4 billion, from December 31, 2024 to December 31, 2025. The increase includes growth in Central Investment Advisors’ assets under advice of $542 million, or 12%, and 21%, or $1,886 million in Central Trust Company’s assets under advice. The growth in Central Trust assets under advice includes approximately 16% growth from improvements in the market and 5% growth from net organic growth.
Corporate / Other Operating Results
The "Corporate / Other" includes activity not related to the segments, such as administrative functions, various support and overhead operating units of the Company. Corporate administrative functions such as Compliance, Finance, Credit Administration, Human Resources, and our Central Technology Services team expenses are allocated to the segments. These expenses will be reflected in "Corporate / Other" with the offset in allocated expenses. Expenses for the parent company, the administrative and support functions within the markets not specific to a segment, regulatory expenses, director and shareholder costs, community outreach, and other similar expenses are not allocated to the segments. In addition, "Corporate / Other" includes unallocated bank balances including the investment securities portfolio, cash held at the federal reserve, eliminations, and other items not allocated to the segments.
The following table presents the selected financials of Corporate / Other as of, and for the years ended December 31, 2025 and 2024, respectively.

	As of, and for the year ended December 31,
	2025	2024
Corporate / Other	(dollars in thousands)
Net interest income	$38,460	$7,720
Provision for credit losses	1,159	(414)
Net interest income after provision for credit losses	37,301	8,134
Noninterest income	197	(27,010)
Noninterest expense	51,159	51,247
Income before income taxes	(13,661)	(70,123)
Income taxes	(6,385)	(20,455)
Net income	$(7,276)	$(49,668)

Average assets	$7,346,576	$6,739,376
Average loans	15,028	16,365
Average equity	$1,734,890	$1,364,695
For the year ended December 31, 2025, Corporate / Other net income increased $42.4 million, or 85.4%, to $7.3 million compared to the same period in 2024. The increase was driven by both net interest income and noninterest income. The increase in net interest income includes increased income on investment securities, as a result of both volume and rates, partially offset by increased FTP paid out on non-maturity deposits to the business segments as the longer-term component of the non-maturity deposit FTP continued to increase throughout 2025 compared to 2024. The increase in noninterest income is primarily driven by the investment securities losses in the prior year. See "Note 19, Business Segment Reporting," in the consolidated financial statements of this Annual Report on Form 10-K for further information.

Financial Condition and Risk Management
The following discussion provides an overview of the Company’s financial condition, asset quality, liquidity position, and regulatory capital as of December 31, 2025, with comparisons to the prior year-end where relevant. This analysis highlights the key drivers of balance sheet changes, evaluates trends in credit performance, and outlines the strength of the Company’s liquidity and capital resources. Together, these measures reflect management’s ongoing focus on prudent risk management, disciplined balance sheet strategy, and maintaining a strong financial foundation to support continued operations and future growth.
As of December 31, 2025:
•Total assets grew by $1,509 million, an increase of 7.8% from December 31, 2024.
•Total loans held for investment as of December 31, 2025 totaled $11.4 billion, a decrease of $189.5 million, or 1.6%, compared to $11.6 billion as of December 31, 2024. The decrease was primarily due to $144 million reduction related to the sale of the consumer lease portfolio, along with reductions in commercial, financial & agricultural, and non-owner-occupied commercial real estate, partially offset by net growth in all other real estate loans and consumer credit cards.
•Investment securities grew $766.0 million, an increase of 13.5% from December 31, 2024. As of December 31, 2025, approximately 98.9% of our investment portfolio consisted of securities guaranteed by the U.S. government, its agencies, or sponsored enterprises and available-for-sale securities represented 99.2% of our total portfolio.
•Total deposits grew by $876.8 million, an increase of 5.9% from December 31, 2024. The increase was primarily due to growth in noninterest-bearing deposits and savings and interest-bearing demand deposits partially offset by a decline in time deposits.
•Total stockholder's equity grew by $673.3 million, an increase of 21.6% from December 31, 2024.
Credit Risk Management
Credit Risk
Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We seek to mitigate credit risk in our loan and lease portfolio by following clearly defined underwriting criteria and account management standards set by management. Our loan policy outlines underwriting requirements, approval levels, exposure limits, and other necessary guidelines. We actively manage portfolio diversification at the borrower, industry, and product levels to reduce concentration risk. Additionally, our credit risk management process includes an independent loan review to ensure adherence to loan policies, compliance with documentation standards, accurate risk ratings, and the overall credit quality of the portfolio. See “Note 1, Summary of Significant Accounting Policies," and "Note 3, Loans and Allowance for Credit Losses," to our consolidated financial statements in this Annual Report on Form 10-K.
Loan and Lease Portfolio
We offer a broad range of lending products with a focus on commercial real estate, construction and development, commercial and industrial, multi-family and one-to-four-family residential loans in our Primary Markets in Missouri, Kansas, Oklahoma and Colorado. As of December 31, 2025 and 2024, 87.8% of our loans were to borrowers who resided or organized in our Primary Markets. We deliver these products through a local, relationship-based delivery model emphasizing market-level credit authority.

The following table presents our loan and lease portfolio by category as of December 31, 2025 and 2024:

	December 31,
	2025		2024
	Amount	% of total	Amount	% of total
Loans held for investment:	(dollars in thousands)
Construction and development	$570,749	5%	$552,676	5%
Commercial, financial & agricultural	1,761,287	15%	1,874,906	16%
Non-owner-occupied commercial real estate[1]	3,150,269	28%	3,197,765	28%
Owner-occupied commercial real estate	1,580,260	14%	1,572,955	14%
Commercial real estate	4,730,529	41%	4,770,720	41%
Total commercial loans	7,062,565	62%	7,198,302	62%
Residential mortgage loans[2]	3,321,101	29%	3,105,760	27%
Home equity lines of credit	410,845	4%	349,011	3%
Consumer credit card	98,310	1%	93,825	1%
Other consumer loans	551,395	5%	903,452	8%
Total residential and consumer loans	4,381,651	38%	4,452,048	38%
Total unpaid principal balance	11,444,216	100%	11,650,350	100%
Add: Unearned income	(9,611)	-%	(26,259)	-%
Total loans held for investment	$11,434,605	100%	11,624,091	100%
Loans held for sale	$54,119		34,264
[1] Non-owner-occupied commercial real estate loans restated to include multi-family loans
[2] Residential mortgage loans restated to include residential construction and development
Credit quality across the loan portfolio remains strong, supported by consistent adherence to conservative underwriting standards. Portfolio‑level metrics across all loan classes continue to align with these established standards, underscoring the stability and resilience of the credit profile. Total loans held for investment decreased $189.5 million, or 1.6%, to $11.4 billion as of December 31, 2025, from $11.6 billion as of December 31, 2024. The decrease was driven primarily by a reduction in other consumer loans following the sale of the consumer lease portfolio and a de-emphasis of indirect lending, as well as declines in commercial, financial and agricultural lending and non‑owner‑occupied commercial real estate. These decreases were partially offset by net growth in residential mortgages, home equity lines of credit, construction and development lending, owner‑occupied commercial real estate, and consumer credit card balances.
Construction and development loans made up 5% of total loans held for investment as of December 31, 2025, increasing 3.3%, or $18.1 million, from December 31, 2024 to $571 million. Approximately $159 million in loans moved to permanent financing in 2025, with $126 million moving to non-owner occupied CRE.
Commercial, financial and agricultural loans made up 15% of total loans held for investment as of December 31, 2025, a decrease of 6.1%, or $113.6 million, from December 31, 2024 to $1,761 million. The decrease was primarily due to the payoff of a large equipment financing loan along with runoff in the rest of the portfolio.
Commercial real estate performance remains solid, with the 2025 CRE stress test showing portfolio‑level metrics of 1.39x debt service coverage and a 54% loan‑to‑value ratio. As of December 31, 2025, commercial real estate loans represented 41% of total loans and leases, decreasing 0.8%, or $40.2 million, from December 31, 2024 to $4.7 billion. This decrease was driven by a 1.5% decline, or $47.5 million, in non-owner occupied CRE loans, partially offset by 0.5% growth, or $7.3 million, in owner-occupied CRE loans.
The residential mortgage portfolio continues to demonstrate strong credit fundamentals, reflected in an average loan‑to‑value ratio of 59%, an average debt‑to‑income ratio of 38.9%, and an average FICO score of 727. As of December 31, 2025, residential mortgage loans balances totaled $3.3 billion, representing 29% of total loans held for investment and an increase of 6.9%, or $215.3 million, from December 31, 2024. The increase during the period was driven primarily by continued growth in adjustable-rate mortgages.
Home equity lines of credit continue to exhibit strong risk characteristics, supported by an average borrower FICO score of 755 and a combined loan‑to‑value ratio of 70%. The portfolio is primarily composed of second‑lien positions, with 74.4% of balances tied to loans where the Company also services the related first mortgage, and 0.2% in second‑lien loans where the first mortgage is not serviced by the Company. First‑lien home equity loans represented the remaining 25.5% of the portfolio. Home equity lines of credit accounted for 4% of total loans held for investment as of December 31, 2025, an increase of 17.7%, or $61.8 million from December 31, 2024 to $411 million.

Total consumer loans made up 6% of total loans held for investment as of December 31, 2025, a decrease of 34.9%, or $347.6 million, from December 31, 2024, driven by a de-emphasis of indirect lending. Consumer credit cards grew 5%, while all other consumer loans declined 39.0% or $352.1 million from December 31, 2024.
The following tables presents the maturity distribution of our loans held for investment and sensitivity to interest rate changes for the periods presented below. The maturity dates were determined based on the contractual maturity date of the loan. Adjustable-rate mortgages are reflected in the adjustable rate column, however the rate is generally fixed for the initial five (5) or seven (7) years depending on the loan terms:

	As of December 31, 2025
	Due in one year or less		Due in one year through five years		Due after five years and through fifteen years		Due after fifteen years
	Fixed rate	Adjustable rate	Fixed rate	Adjustable rate	Fixed rate	Adjustable rate	Fixed rate	Adjustable rate
	(dollars in thousands)
Construction and development	$130,624	$118,315	$174,709	$116,293	$2,122	$27,859	$-	$827
Commercial, financial & agricultural	176,040	474,530	604,833	159,640	200,454	63,005	55,998	26,787
Commercial real estate	994,754	309,313	2,200,780	651,770	109,594	419,982	2,185	42,151
Residential real estate	432,527	183,039	494,046	90,564	112,125	130,926	459,400	1,829,319
Consumer	29,617	133,694	324,897	6,457	136,698	-	18,342	-
Total unpaid principal balance	$1,763,562	$1,218,891	$3,799,265	$1,024,724	$560,993	$641,772	$535,925	$1,899,084
Asset Quality
The following table presents selected financials from our consolidated balance sheet and the asset quality ratios discussed below.

	As of, and for the year ended December 31,
	2025	2024
Asset Quality Ratios:
Nonperforming loans / loans held for investment	0.40%	0.34%
Allowance for loan losses / loans held for investment	1.31%	1.33%
Loan modifications / loans held for investment	0.53%	0.38%
Net charge-offs / average total loans	0.12%	0.13%
Our objective is to maintain a high degree of credit quality, support the customers and communities we serve, and achieve our objectives for profitability and liquidity. Maintaining strong credit quality is essential to the viability of our business model. Through our business activities we recognize and seek to mitigate three primary types of credit risk: default risk, concentration risk and systemic risk. Managing credit risk is a continuous, enterprise-wide initiative that starts with our local market bankers and leaders as our first line of defense. We leverage the strength of our bankers across markets to manage and limit risk taking complemented by our comprehensive credit policy and underwriting standards. To help ensure we balance market-level support while maintaining a diversified portfolio, we impose market-level approval limits and industry, asset and geographic limits.
To manage and enforce our portfolio metrics and diversification targets our credit committee, our second line of defense, meets periodically to evaluate credit risk migration, new business activities, stress-test activities and credit policy changes and approve or modify market lending authorities. Our internal loan review department, our third line of defense, serves as an independent function to evaluate effective underwriting and application of credit policy in both origination and portfolio management.
Loans are analyzed for risk rating updates as part of the annual credit review process. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenants or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated “Watch,” “Substandard” or “Nonaccrual” under our internal risk grading system (as described below) may be subject to more frequent review and monitoring processes. In addition to the regular monitoring performed by the market lending personnel and credit committees, loans are subject to review by our internal loan review department, which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.

Nonperforming Loans and Assets.
Our nonperforming assets consist of nonperforming loans and foreclosed real estate, if any. Our nonperforming loans consist of loans past due 90 days or more and still accruing and nonaccrual loans. We consider loans past due on the day following the contractual repayment date if the contractual repayment was not received by us as of the end of the business day. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business. Loans are placed on nonaccrual status when (i) deterioration in the financial condition of the borrower exists such that payment of full principal and interest is not expected, or (ii) principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on nonaccrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.
The following table presents our nonperforming loans and assets for the dates indicated:

	December 31,
	2025	2024
	(dollars in thousands)
Nonaccrual loans	$44,663	$35,994
Loans past due 90 days or more and still accruing	1,343	3,479
Total nonperforming loans	46,006	39,473
Foreclosed assets held for sale	4,353	3,695
Other repossessed assets	1,601	1,581
Total nonperforming assets	$51,960	$44,749
Allowance for credit losses to period end loans held for investment	1.31%	1.33%
Allowance for credit losses to period end nonperforming loans	325.34%	390.85%
Nonperforming loans to period end loans held for investment	0.40%	0.34%
Nonperforming assets to period end assets	0.25%	0.23%
Nonaccrual loans to period end loans held for investment	0.39%	0.31%
Allowance for credit losses to nonaccrual loans at period end	335.12%	428.62%
Nonaccrual loans totaled $44.7 million as of December 31, 2025, an increase of $8.7 million, or 24%, compared to $36.0 million as of December 31, 2024. The increase was primarily driven by an increase in nonaccrual loans in certain loan segments, particularly commercial, financial & agricultural, non-owner-occupied commercial real estate and residential mortgage loans categories, mostly related to two relationships migrating to nonaccrual in 2025.
The following table provides an aging analysis on the Company’s past due and accruing loans, in addition to the balances of loans on nonaccrual status, as of the dates indicated. Balances in the tables below represent total unpaid principal balances gross of unearned and unamortized loans fees and costs.

	December 31, 2025
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment	(dollars in thousands)
Construction and development	$570,668	$-	$-	$81	$570,749
Commercial, financial & agricultural	1,751,575	4,097	34	5,581	1,761,287
Non-owner-occupied commercial real estate	3,137,206	4,056	-	9,007	3,150,269
Owner-occupied commercial real estate	1,575,921	1,797	-	2,542	1,580,260
Total commercial real estate	4,713,127	5,853	-	11,549	4,730,529
Total commercial loans	7,035,370	9,950	34	17,211	7,062,565
Residential mortgage loans	3,283,403	12,943	862	23,893	3,321,101
Home equity lines of credit	408,114	1,361	167	1,203	410,845
Consumer credit card	96,988	1,042	280	-	98,310
Other consumer loans	539,260	9,779	-	2,356	551,395
Total residential and consumer loans	4,327,765	25,125	1,309	27,452	4,381,651
Total loans held for investment	$11,363,135	$35,075	$1,343	$44,663	$11,444,216

	December 31, 2024
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment	(dollars in thousands)
Construction and development	$552,127	$305	$-	$244	$552,676
Commercial, financial & agricultural	1,856,053	15,636	256	2,961	1,874,906
Non-owner-occupied commercial real estate	3,183,234	7,642	-	6,889	3,197,765
Owner-occupied commercial real estate	1,567,254	1,561	-	4,140	1,572,955
Total commercial real estate	4,750,488	9,203	-	11,029	4,770,720
Total commercial loans	7,158,668	25,144	256	14,234	7,198,302
Residential mortgage loans	3,070,437	17,780	2,745	14,798	3,105,760
Home equity lines of credit	346,367	1,458	149	1,037	349,011
Consumer credit card	91,539	1,957	329	-	93,825
Other consumer loans	883,940	13,587	-	5,925	903,452
Total residential and consumer loans	4,392,283	34,782	3,223	21,760	4,452,048
Total loans held for investment	$11,550,951	$59,926	$3,479	$35,994	$11,650,350
In addition to the past due and nonaccrual criteria, the Company evaluates loans according to its internal risk grading system. Loans are segregated between four main categories.
•Pass category loans consist of a range of loan grades that reflect low to moderate, though still acceptable, risk.
•Watch loans consist of loans when (i) one or more weaknesses which could jeopardize timely liquidation exist; or (ii) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem.
•Substandard loans consist of loans inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These loans may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.
•Nonaccrual loans consist of loans (i) for which deterioration in the financial condition of the borrower exists such that payment of full principal and interest is not expected, or (ii) upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection.

The following tables provide information about the credit quality of the loan portfolio using the Company’s internal rating system reflecting management’s risk assessment:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

	(dollars in thousands)
Construction and development
Pass	$165,449	$207,312	$27,395	$71,348	$36,631	$17,334	$32,568	$558,037
Watch	529	244	1,486	3,490	-	-	-	5,749
Substandard	-	-	4,095	2,266	-	521	-	6,882
Non-accrual	-	-	-	-	-	81	-	81
Total construction and development	165,978	207,556	32,976	77,104	36,631	17,936	32,568	570,749
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	14	-	14
Commercial, financial & agricultural
Pass	383,642	257,121	147,877	154,197	94,111	211,879	475,596	1,724,423
Watch	1,883	1,294	891	652	98	204	1,082	6,104
Substandard	1,981	1,428	1,113	1,242	7,922	11,211	282	25,179
Non-accrual	38	47	1,439	2,990	47	315	705	5,581
Total commercial, financial & agricultural	387,544	259,890	151,320	159,081	102,178	223,609	477,665	1,761,287
Gross write-offs for the year ended December 31, 2025	1,393	358	1,148	824	100	746	180	4,749
Non-owner-occupied commercial real estate
Pass	417,956	257,298	270,435	572,181	421,783	1,063,545	33,545	3,036,743
Watch	-	527	237	6,487	-	49,660	387	57,298
Substandard	-	921	-	23,488	9,538	13,274	-	47,221
Non-accrual	-	-	-	6,164	25	2,818	-	9,007
Total non-owner-occupied commercial real estate	417,956	258,746	270,672	608,320	431,346	1,129,297	33,932	3,150,269
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	816	-	816
Owner-occupied commercial real estate
Pass	231,225	132,459	110,736	173,201	235,419	517,212	111,649	1,511,901
Watch	1,133	1,154	4,080	3,006	5,634	16,519	1,229	32,755
Substandard	418	2,050	3,623	15,059	904	9,137	1,871	33,062
Non-accrual	-	-	72	1,182	259	1,029	-	2,542
Total owner-occupied commercial real estate	232,776	135,663	118,511	192,448	242,216	543,897	114,749	1,580,260
Gross write-offs for the year ended December 31, 2025	-	-	-	384	-	-	-	384
Residential mortgage loans
Accrual	912,652	544,631	429,302	529,876	394,244	440,662	45,841	3,297,208
Non-accrual	510	4,328	8,425	3,002	4,121	3,507	-	23,893
Total residential mortgage loans	913,162	548,959	437,727	532,878	398,365	444,169	45,841	3,321,101
Gross write-offs for the year ended December 31, 2025	263	30	189	158	91	-	-	731
Home equity lines of credit
Accrual	1,061	16	598	99	249	2,707	404,912	409,642
Non-accrual	-	-	-	-	-	-	1,203	1,203
Total home equity lines of credit	1,061	16	598	99	249	2,707	406,115	410,845
Gross write-offs for the year ended December 31, 2025	25	-	-	-	-	-	39	64
Consumer credit card
Current	-	-	-	-	-	-	96,988	96,988
30-89 days	-	-	-	-	-	-	1,042	1,042
90+ days	-	-	-	-	-	-	280	280
Total consumer credit card	-	-	-	-	-	-	98,310	98,310
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,452	3,452

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(dollars in thousands)
Other consumer loans
Current	108,542	103,299	109,084	95,649	46,525	36,933	39,228	539,260
30-89 days	647	1,573	2,400	2,872	1,424	863	-	9,779
90+ days	-	-	-	-	-	-	-	-
Non-accrual	201	259	673	605	360	258	-	2,356
Total other consumer loans	109,390	105,131	112,157	99,126	48,309	38,054	39,228	551,395
Gross write-offs for the year ended December 31, 2025	3,172	1,201	2,004	2,112	1,285	1,212	-	10,986
Total loans	$2,227,867	$1,515,961	$1,123,961	$1,669,056	$1,259,294	$2,399,669	$1,248,408	$11,444,216
Total gross write-offs for the year ended December 31, 2025	4,853	1,589	3,341	3,478	1,476	2,788	3,671	21,196

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

	(dollars in thousands)
Construction and development
Pass	$141,672	$97,331	$148,049	$101,162	$10,934	$13,752	$23,394	$536,294
Watch	248	3,824	11,509	-	-	-	2	15,583
Substandard	-	-	-	-	8	547	-	555
Non-accrual	-	-	141	-	89	14	-	244
Total construction and development	141,920	101,155	159,699	101,162	11,031	14,313	23,397	552,676
Gross write-offs for the year ended December 31, 2025	-	-	950	-	-	-	-	950
Commercial, financial & agricultural
Pass	399,016	252,671	235,271	178,160	90,397	184,191	494,970	1,834,676
Watch	219	877	5,160	9,378	39	210	401	16,285
Substandard	1,137	1,989	4,036	1,035	522	12,110	157	20,986
Non-accrual	48	2,222	275	53	89	122	152	2,961
Total commercial, financial & agricultural	400,419	257,760	244,741	188,626	91,047	196,633	495,680	1,874,906
Gross write-offs for the year ended December 31, 2025	4,930	195	468	455	66	232	554	6,900
Non-owner-occupied commercial real estate
Pass	329,446	270,243	649,423	459,990	319,782	1,005,568	27,534	3,061,986
Watch	-	500	28,246	13,743	11,164	53,734	916	108,303
Substandard	-	-	6,219	585	3,524	10,260	-	20,587
Non-accrual	-	-	-	493	-	6,395	-	6,889
Total non-owner-occupied commercial real estate	329,446	270,743	683,888	474,812	334,469	1,075,957	28,450	3,197,765
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	1,821	-	1,821
Owner-occupied commercial real estate
Pass	135,833	121,103	212,907	270,841	127,911	552,786	100,158	1,521,540
Watch	638	6,155	5,673	2,854	5,867	4,477	1,390	27,054
Substandard	1,752	229	5,076	464	2,519	8,405	1,777	20,222
Non-accrual	-	329	568	281	688	2,256	18	4,140
Total owner-occupied commercial real estate	138,223	127,817	224,225	274,440	136,984	567,923	103,343	1,572,955
Gross write-offs for the year ended December 31, 2025	-	-	5	-	-	-	-	5

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential mortgage loans
Accrual	820,205	604,332	639,140	458,728	192,384	342,663	33,509	3,090,961
Non-accrual	1,055	3,633	3,650	2,235	594	3,631	-	14,798
Total residential mortgage loans	821,260	607,965	642,790	460,963	192,979	346,294	33,509	3,105,760
Gross write-offs for the year ended December 31, 2025	-	-	313	-	-	42	-	355
Home equity lines of credit
Accrual	1,176	692	207	-	-	2,929	342,970	347,974
Non-accrual	-	-	-	124	-	-	913	1,037
Total home equity lines of credit	1,176	692	207	124	-	2,929	343,883	349,011
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	2	9	11
Consumer credit card
Current	-	-	-	-	-	-	91,539	91,539
30-89 days	-	-	-	-	-	-	1,957	1,957
90+ days	-	-	-	-	-	-	329	329
Total consumer credit card	-	-	-	-	-	-	93,825	93,825
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,894	3,894
Other consumer loans
Current	328,142	175,298	169,605	91,594	48,299	20,552	50,451	883,941
30-89 days	1,305	3,608	4,220	2,639	1,141	674	-	13,587
90+ days	-	-	-	-	-	-	-	-
Non-accrual	291	1,206	2,055	1,147	651	575	-	5,925
Total other consumer loans	329,739	180,111	175,880	95,380	50,091	21,801	50,451	903,452
Gross write-offs for the year ended December 31, 2025	211	2,935	3,850	2,378	1,079	476	-	10,929
Total loans	$2,162,183	$1,546,243	$2,131,428	$1,595,506	$816,602	$2,225,849	$1,172,537	$11,650,350
Total gross write-offs for the year ended December 31, 2025	5,141	3,130	5,586	2,833	1,145	2,573	4,457	24,865
Modifications for Borrowers Experiencing Financial Difficulty
When borrowers are experiencing financial difficulty, we may agree to modify the contractual terms of a loan to a borrower to assist the borrower in repaying principal and interest owed to us. Such modification of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Modifications of commercial loans to borrowers experiencing financial difficulty are primarily modifications to loans that are substandard or nonaccrual, where the maturity date was extended. Modifications of personal real estate loans are primarily made to loans placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often made under debt counseling programs that can reduce the contractual rate, or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.

The following tables present the amortized cost of loans that were modified during the year ended December 31, 2025 and 2024:

	December 31, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
	(dollars in thousands)
Construction and development	$4,176	$-	$-	$-	$2,107	$6,283	1.10%
Commercial, financial, & agricultural	4,903	812	161	-	233	6,109	0.35%
Non-owner-occupied commercial real estate	16,665	-	-	-	5,663	22,328	0.71%
Owner-occupied commercial real estate	8,607	1,537	4,606	1,209	-	15,959	1.01%
Total commercial real estate	25,272	1,537	4,606	1,209	5,663	38,287	0.81%
Residential mortgage loans	4,429	897	2,687	50	410	8,473	0.26%
Home equity lines of credit	765	-	-	-	-	765	0.19%
Total residential real estate	5,194	897	2,687	50	410	9,238	0.25%
All other consumer	161	-	403	-	-	564	0.09%
Total	$39,706	$3,246	$7,857	$1,259	$8,413	$60,481	0.53%

	December 31, 2024
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
	(dollars in thousands)
Construction and development	$2,710	$-	$-	$2,126	$556	$5,392	0.62%
Commercial, financial, & agricultural	3,927	-	-	185	-	4,112	0.22%
Non-owner-occupied commercial real estate	11,531	2,869	690	5,663	-	18,800	1.03%
Owner-occupied commercial real estate	6,015	610	-	-	-	6,625	0.42%
Total commercial real estate	17,547	3,479	690	5,663	-	27,379	0.57%
Residential mortgage loans	3,167	1,217	1,036	-	-	5,419	0.19%
Home equity lines of credit	876	-	-	-	-	876	0.25%
Total residential real estate	4,043	1,217	1,036	-	-	6,295	0.20%
All other consumer	586	317	78	-	-	981	0.11%
Total	$28,812	$5,013	$1,804	$7,974	$556	$44,159	0.38%
Allowance for Credit Losses
Allowance for credit losses reflects management’s estimate of current expected loss within the loans held for investment portfolio. The computation of the allowance for credit losses includes elements of judgment and high levels of subjectivity. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses on Loans,” in this Annual Report on Form 10-K.
We measure the allowance for credit losses using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type and collateral type. Loans that do not share similar risk characteristics, primarily large loans on nonaccrual status are evaluated on an individual basis.
For loans evaluated for credit losses on a collective basis, an average historical loss rate is calculated for each pool using our historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual period.

Due to changes in portfolio composition, the Company’s own historical loss rates are not fully reflective of loss expectations and have been augmented by industry and peer data. Therefore, the historical loss rates are augmented by peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, unemployment rate, various interest rates, the Federal Housing Finance Agency House Price Index, and the Commercial Real Estate Price Index.
Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.
The following table presents an analysis of our allowance for credit losses, including provisions for credit losses, charge-offs and recoveries, for the periods indicated:

	December 31, 2025
			Commercial real estate		Residential real estate		Consumer		Total
	Construction & development	Commercial, financial, & agricultural	Non-Owner occupied commercial real estate	Owner occupied commercial real estate	Residential mortgage loans	Home equity Lines of Credit	Consumer credit card	All other consumer credit
Allowance for credit losses on loans	(dollars in thousands)
Balance at beginning of year	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Provision for credit losses on loans	855	3,396	235	701	5,439	1,097	2,964	(5,231)	9,456
Loans charged off	(14)	(4,749)	(816)	(384)	(731)	(64)	(3,452)	(10,986)	(21,196)
Recoveries on loans previously charged off	23	912	403	3	162	4	995	4,633	7,135
Balance at end of year	14,983	23,474	24,637	10,260	48,341	14,983	8,806	13,631	149,674
Liability for unfunded commitments
Balance at beginning of year	165	161	6	10	7	135	—	—	484
Provision for credit losses on unfunded lending commitments	(61)	(45)	2	(3)	2	(30)	—	—	(135)
Balance at end of year	104	116	8	7	9	105	—	—	349
Allowance for credit losses on loans and liability for unfunded lending commitments	$15,087	$23,590	$24,645	$10,267	$48,350	$5,647	$8,806	$13,631	$150,023

	December 31, 2024
			Commercial real estate		Residential real estate		Consumer		Total
	Construction & development	Commercial, financial, & agricultural	Non-Owner occupied commercial real estate	Owner occupied commercial real estate	Residential mortgage loans	Home equity Lines of Credit	Consumer credit card	All other consumer credit
Allowance for credit losses on loans	(dollars in thousands)
Balance at beginning of year	$17,571	$21,180	$23,464	$9,626	$39,214	$4,885	$8,071	$30,798	$154,809
Provision for credit losses on loans	(2,593)	6,043	3,156	(201)	4,274	(388)	3,437	948	14,676
Loans charged off	(950)	(6,900)	(1,821)	(5)	(355)	(11)	(3,894)	(10,929)	(24,865)
Recoveries on loans previously charged off	91	3,592	16	520	338	19	685	4,398	9,659
Balance at end of year	14,119	23,915	24,815	9,940	43,471	4,505	8,299	25,215	154,279
Liability for unfunded commitments
Balance at beginning of year	139	206	14	8	13	188	—	—	568
Provision for credit losses on unfunded lending commitments	26	(45)	(8)	2	(6)	(53)	—	—	(84)
Balance at end of year	165	161	6	10	7	135	—	—	484
Allowance for credit losses on loans and liability for unfunded lending commitments	$14,284	$24,076	$24,821	$9,950	$43,478	$4,640	$8,299	$25,215	$154,763
In 2025, we recorded net charge-offs of $14.1 million, compared to net charge-offs of $15.2 million in 2024, a decrease of $1.1 million, or 7.5%. Net charge-offs as a percentage of average total loans were 0.12% in 2025 compared to 0.13% in 2024.
At December 31, 2025, the allowance for credit losses was $149.7 million, or 1.31% of our total loans held for investment portfolio, compared with $154.3 million, or 1.33% of loans, at December 31, 2024. Our allowance for credit losses, both in total dollars and as a percentage of total loans held for investment, declined from the prior fiscal year.
The following tables present the allocation of the allowance for credit losses:

	December 31, 2025			December 31, 2024
		% of Loan	% of ACL		% of Loan	% of ACL
	Allocated	Category	to Loan	Allocated	Category	to Loan
	Reserves	to Loans	Category	Reserves	to Loans	Category
	(dollars in thousands)
Construction & development	$14,983	4.97%	2.63%	$14,119	4.74%	2.55%
Commercial, financial & agricultural	23,474	15.33%	1.33%	23,915	16.08%	1.28%
Commercial real estate	34,897	41.18%	0.74%	34,755	40.92%	0.73%
Residential real estate	53,883	32.95%	1.44%	47,976	29.93%	1.39%
Consumer	22,437	5.65%	3.45%	33,514	8.55%	3.36%
Unearned income	-	(0.08)%	—%	-	(0.22)%	—%
Total	$149,674	100.00%	1.31%	$154,279	100.00%	1.33%
Management will continue to evaluate the loan portfolio and assess economic conditions in order to determine future allowance levels and the amount of credit loss provision. We review the appropriateness of our allowance for credit losses on a quarterly basis. While we use the best information available to make evaluations, future adjustments to the allowance may become necessary if conditions change substantially from the conditions that we used in previous evaluations.

Market Risk
Interest Rate Risk
Interest rate risk is one of the most significant risks faced by the Company as one of our primary sources of earnings is net interest income, the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings.
Interest rate risk is the risk that changes in market interest rates will negatively affect the Company’s net interest income and therefore earnings. While interest rate risk can arise from various sources, there are four key types of interest rate risk to our consolidated balance sheets:
•Repricing Risk arises when a bank’s assets and liabilities reprice at different times or at different rates. When market interest rates change, the Bank may not be able to adjust its assets and liabilities simultaneously, leading to mismatched durations and impacts on net interest income.
•Yield Curve Risk arises from changes in the shape of the yield curve, which represents interest rates of bonds with different maturities. The Bank may face this risk when the yield curve flattens, steepens, or becomes inverted.
•Basis Risk is the risk that changes in underlying index rates used to price assets and liabilities do not change in a correlated manner, causing margins to narrow. For example, loans priced to the national prime rate might not change in the same manner as certificates of deposit priced off FHLB advance rates.
•Option Risk (Prepayment/Extension Risk) is related to the embedded options in certain financial products, such as the ability for a borrower to prepay a loan or a depositor to withdraw funds at will. For example, when interest rates fall, customers may refinance loans (prepayment risk), and when rates rise, depositors may withdraw funds to invest at higher rates. The Bank’s exposure to this risk depends on the volume and nature of the embedded options and how those products behave in response to rate changes.
The Company’s ALCO has been authorized by the Board to measure, monitor and manage the Company’s interest rate risk. Our strategic objective is to manage our balance sheet in a manner designed to ensure that changes in interest rates will not result in unacceptable levels of earnings volatility or threaten the adequacy of our capital and liquidity.
We utilize an asset/liability model to perform interest rate risk simulations on a wide range of potential interest rate scenarios to develop an interest rate risk profile that reveals the potential financial impact to both net interest income (shorter-term risk) and economic value of equity (longer-term risk) from changes in interest rates relative to a flat interest rate scenario. The economic value of equity (EVE) is defined as the estimated present value of our assets minus the estimated present value of our liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. An increase in EVE indicates the opposite.
We monitor, test, and stress modeling assumptions to assess the magnitude of their impact on simulation results and evaluate changes in our interest rate risk profile to ensure we understand the key drivers of those changes.
The following table sets forth the estimated impact on our net interest income and economic value of equity from immediate parallel shifts in both short- and long-term interest rates at the specified levels (dollars in thousands). The Steepener scenario reflects an instantaneous yield curve twist, centered on the 2-year tenor, wherein the overnight rate is decreased 1.00% and the 30-year rate is increased 0.50%.

			As of	December 31, 2025
	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in EVE
	Year 1		Year 2
Change in Rates	Amount	Percent	Amount	Percent	Amount	Percent
-200 bp	$(65,683)	-7.9%	$(122,429)	-14.1%	$(581,437)	-9.0%
-100 bp	(32,236)	-3.9%	(59,877)	-6.9%	(242,733)	-3.8%
+100 bp	31,219	3.7%	58,125	6.7%	177,341	2.8%
+200 bp	61,638	7.4%	114,813	13.2%	292,475	4.5%
Steepener	(17,146)	-2.1%	(15,404)	-1.8%	186,700	2.9%
The values in the table above do not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts or changes in earning assets mix, which could reduce the actual impact to net interest income and EVE, if any.

The outcomes of our simulation analyses are hypothetical, and various factors could lead to actual results differing significantly from what is shown. For instance, if the timing and extent of interest rate changes deviate from what was projected, our net interest income could differ substantially. Non-parallel shifts in the yield curve, such as a flattening or steepening, or changes in interest rate spreads, could also cause our net interest income to vary from the forecasted amount.
In an environment of rising interest rates, projected net interest income might decrease if deposits and other short-term liabilities reprice more quickly than anticipated, or if our assets reprice at a slower rate. Actual results may differ from projections if we experience asset and liability growth rates that are faster or slower than expected, if there is a net outflow of deposits, or if the composition of our assets and liabilities changes in other ways. For example, even though we maintain relatively high levels of readily accessible liquidity, a quicker-than-expected withdrawal of deposits could force us to seek higher-cost funding sources.
Actual results may also differ from projections if we experience prepayment speeds in our loan portfolio that significantly differ from the assumptions used in the simulation analyses. These simulation results do not account for all potential actions we might take in response to actual or anticipated changes in interest rates, such as adjustments to our loan, investment, deposit, funding, or hedging strategies.
We assume no growth or changes in the composition of our balance sheet over the modeling horizon and no additional changes in market interest rates or spreads after the initial immediate rate shocks. As a result, the information in the table above should be considered indicative of our sensitivity to changes in interest rates rather than indicative of our expected actual results.
Liquidity Risk Management
Bank Liquidity Management
The objective of our liquidity management strategy is to ensure the availability of cash sufficient to fund our operations and meet present and future financial obligations at a reasonable cost. We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
The Company’s Asset/Liability Committee has been authorized by the Board to oversee our liquidity risk to confirm that our activities comply with our funds management policy, which specifies overall objectives, metrics, limits, guidelines, reporting requirements and our contingency funding plan, which includes requirements for liquidity stress testing. The ALCO receives regular comprehensive reporting that includes information describing current levels vs. guidelines and limits for a broad set of liquidity metrics, loan and deposit trends, readily available liquidity measures, explanatory commentary relating to changes in our liquidity position and emerging risk trends and, as appropriate, recommended remedial strategies.
Our objective is to maintain prudent levels of current and contingent liquidity from stable sources that can be accessed in a timely manner at a reasonable cost, without significant adverse consequences. We seek to accomplish this mission by funding loans primarily with stable deposits, controlling dependence on wholesale funding, and by maintaining ample readily available liquidity. While our primary source of long-term, stable, and lower-cost funding is deposits, additional sources of funding include, but are not limited to, customer repurchase agreements, federal funds purchased from correspondent banks, unencumbered investment securities, and wholesale funding sources such as FHLB borrowings, dealer repurchase agreements, and wholesale/brokered deposits.
As of December 31, 2025, we had approximately $6.7 billion in readily available liquidity. As of December 31, 2024, we had approximately $4.9 billion in readily available liquidity.

	As of December 31,		Change
	2025	2024	2025 vs. 2024
Readily available liquidity	(dollars in thousands)
Cash reserves at Federal Reserve	$1,805,215	$969,416	$835,799	86.2%
FHLB advance capacity (loan collateral)	2,743,992	2,393,708	350,284	14.6%
Unencumbered securities lending value	2,104,941	1,555,353	549,588	35.3%
Total readily available liquidity	$6,654,148	$4,918,477	$1,735,671	35.3%

The following table presents selected financials from our consolidated balance sheet and liquidity ratios discussed below.

	As of, and for the year ended December 31,
	2025	2024
Liquidity Ratios:
Loan to deposit ratio	72.4%	77.8%
Cash and securities / total assets	40.9%	35.8%
Available liquidity / total assets	32.1%	25.6%
Investment Securities
As part of our broader risk management framework, the investment portfolio serves as a key tool for balancing interest rate exposure, preserving capital, and ensuring adequate liquidity under a range of market conditions. Ongoing monitoring of portfolio composition, valuation trends, and duration sensitivity allows us to assess how shifts in the rate environment or market dynamics may influence both earnings and economic value. The following discussion outlines the portfolio’s performance and risk profile for the year ended December 31, 2025, including changes in yields, unrealized positions, and the results of our ongoing interest‑rate and credit‑risk evaluations.
As of December 31, 2025, the amortized cost of our AFS and HTM investment portfolios totaled $6.4 billion, an increase of $623.4 million, or 10.8% versus December 31, 2024. As of the same date, the fair value of our AFS and HTM investment portfolios totaled $6.4 billion, an increase of $767.2 million, or 13.7% versus December 31, 2024. The average tax-equivalent yield at December 31, 2025 was 4.04%, increase of 55 basis points versus December 31, 2024. Gross unrealized gains in our investment securities portfolio were $57.2 million and $7.4 million as of December 31, 2025 and December 31, 2024, respectively. Gross unrealized losses in our investment securities portfolio were $104.6 million and $198.6 million as of December 31, 2025 and December 31, 2024, respectively. The change in the yield was due to the combination of the reinvestment of lower-yielding principal cashflows, an increase in balances, and the repositioning of lower-yielding securities, all into a higher-yielding market. The changes in unrealized gains and losses in our investment securities portfolio were due primarily to a decrease in market interest rates in 2025.
As of December 31, 2025, 98.9% of our investment portfolio consisted of securities guaranteed by the U.S. government, its agencies, or sponsored enterprises and available-for-sale securities represented 99.2% of our total portfolio. As of the same date, the portfolio’s composition was 39% agency residential mortgage-backed securities, 41% agency commercial mortgage-backed securities, and 14% Treasuries, with the balance in agency debenture, Small Business Administration, municipal, corporate and other securities.
A primary risk of holding agency RMBS comes from the variability in principal cashflows that may occur as interest rates change. In general, when interest rates rise, the prepayment of principal slows down, extending the amount of time it takes to recover and reinvest that principal. In contrast, when interest rates fall, the prepayment of principal generally increases, shortening the amount it takes to recover and reinvest that principal. We evaluate this risk through pre-purchase modeling of potential cashflows as well as continuous modeling throughout the life of the securities.
As of December 31, 2025, our best estimate of the duration of our $2.5 billion residential mortgage-backed securities portfolio held in available-for-sale was 3.3 years. As of December 31, 2025, management estimates the effective duration extends by 0.7 years assuming an immediate 200 basis point upward shock and contracts by 0.8 years assuming an immediate 200 basis point downward shock. As of the same date, our best estimate of the duration of the total investment portfolio excluding equity securities was 2.8 years. Management estimates the effective duration extends by 0.3 years assuming an immediate 200 basis point upward shock and contracts by 0.3 years assuming an immediate 200 basis point downward shock.
All securities not issued or guaranteed by the U.S. government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process is intended to adequately test for a range of credit and loss assumptions and does not rely primarily on credit ratings. This review was performed as of December 31, 2025 and December 31, 2024 and revealed no matters that would warrant impairment and result in an allowance for credit losses. The Company determined that all unrealized losses are primarily attributable to changes in interest rates and current market conditions.
During December 31, 2025, $6.8 million in net losses were recorded on the sale of common and preferred stock. $36.7 million in net losses were recorded on common or preferred stock during December 31, 2024.

Deposits
Deposits are gathered primarily from our full-service branch locations, as well as online, mobile and ATM deposits. Central Bank offers a variety of deposit products including noninterest-bearing demand deposits, interest-bearing demand deposits, savings accounts, and certificates of deposit. The bank also utilizes the IntraFi network which allows our depositors to receive FDIC insurance on amounts greater than $250,000. Deposits larger than this threshold are broken into smaller amounts and placed in the network of other IntraFi institutions to ensure FDIC insurance covers the entire deposit.
The following tables sets forth the distribution of deposit balances as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025		2024
	Ending Balance	% of Total	Ending Balance	% of Total
	(dollars in thousands)
Noninterest-bearing demand deposits	$5,615,652	35.4%	$5,245,705	35.0%
Savings and interest-bearing demand deposits	8,611,895	54.3%	8,043,244	53.7%
Time deposits	1,635,078	10.3%	1,696,899	11.3%
Total deposits	$15,862,625	100.0%	$14,985,848	100.0%
Total deposit ending balances as of December 31, 2025 were $15.9 billion, an increase of $876.8 million, or 5.9%, compared to $15.0 billion as of December 31, 2024. The increase was driven by growth in noninterest-bearing deposits and savings and interest-bearing demand deposits, partially offset by reductions in time deposits.
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. Our total estimated uninsured deposits were $6.9 billion and $5.4 billion as of December 31, 2025 and 2024, respectively.
Federal Funds Purchased and Customer Repurchase Agreements
Federal funds purchased and customer repurchase agreements totaled $1.0 billion and $1.0 billion at December 31, 2025 and December 31, 2024, respectively, which included customer repurchase agreements of $945.8 million and $906.8 million at December 31, 2025 and December 31, 2024, respectively. These are short-term borrowings that generally have a one-day maturity. The $39.0 million, or 4.3%, increase in customer purchase agreements in 2025 was due to the normal course of business. Federal funds purchased decreased $34.5 million, or 34.3%, in 2025.
Off-Balance Sheet Arrangements
In the normal course of business, in order to meet the needs of our customers, we are subject to off-balance sheet risk which could potentially impact our financial position. These off-balance sheet arrangements include commitments to fund loans and standby letters of credit.
The Company has outstanding commitments to provide loans to, and letters of credit on behalf of, our customers. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as is involved in extending loan facilities to customers.
In addition, the Company may enter into interest rate swap risk participation agreements when certain clients are engaged in interest rate hedging activities in a syndicated loan or a loan in which we are a participant. This is represented as credit derivatives in the table below and is the only credit derivative activity in which the Company currently participates. Under these agreements, we assume a portion of the counterparty credit risk associated with a client’s interest rate swap transaction with a third-party financial institution, for which we receive a fee. If the client fails to meet its payment obligations under the swap, we may be required to fulfill those obligations up to our participation level.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. Our loan portfolio is primarily concentrated in our Primary Markets, where 87.8% of our total loans are located.
Such commitments and conditional obligations were as follows as of the dates presented.

	Contractual amount as of December 31,
	2025	2024
Off-balance sheet commitments	(dollars in thousands)
Loan commitments	$2,952,732	$2,910,550
Standby letters of credit	80,060	87,979
Commercial letters of credit	2,703	1,089
Credit derivatives	19,224	14,720
Contractual Obligations
The following tables summarize the maturity of our contractual obligations to make future payments at December 31, 2025:

	As of December 31, 2025
	1 Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years	Total
	(dollars in thousands)
Time deposits	$1,545,913	$76,828	$12,185	$152	$1,635,078
Customer repurchase agreements	945,811	-	-	-	945,811
Undiscounted operating leases	3,441	5,922	5,008	36,184	50,555
Postretirement benefit contributions	6,531	13,752	15,664	39,387	75,334
Total contractual obligations	$2,501,696	$96,502	$32,857	$75,723	$2,706,778
Holding Company Liquidity Management
The Company is an independent entity distinct from the Bank and is therefore responsible for managing its own liquidity. Its primary source of funding comes from dividends paid by the Bank. However, there are statutory and regulatory restrictions that limit the Bank’s ability to distribute dividends to the Company.
Under applicable Federal Reserve regulations, dividends paid by the Bank to the Company are generally limited to the Bank’s net income for the current year plus retained net income for the prior two years, without the need for prior regulatory approval. In addition, dividends paid by the Bank to the Company would be prohibited if they would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2025, the Bank paid $320.0 million in dividends to the Company. During the year ended December 31, 2024, the Bank paid $245.0 million in dividends to the Company. As of December 31, 2025, the Bank had approximately $58.1 million of retained earnings that could be upstreamed to the Company through dividends without prior approval from the Federal Reserve. These earnings remain at the Bank level and are included in regulatory capital.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, taxes, and dividends to stockholders. As of December 31, 2025, the Company's liquidity consisted primarily of $896.6 million in cash and cash equivalents and $0.7 million of investment securities. The Company also held a $1.0 billion unsecured intercompany loan receivable from the Bank.
The Company’s operating expenses totaled $13.0 million for the year ended December 31, 2025. Dividends paid to stockholders totaled $246.5 million during the year ended December 31, 2025, which included a one‑time special dividend of $176.6 million. The Company had no repurchases of common stock during 2025.

Operational Risk
Operational risk refers to the risk arising from inadequate or failed internal processes or systems, the misconduct or errors of people or adverse external events. We seek to mitigate operational risks by expanding and maintaining an experienced operations team to meet customer and company demands; providing employees with relevant job-specific training; working with our vendors to use antifraud protections; establishing security procedures for our clients; employing business continuity planning and testing designed to ensure the continued operation of core functions in the event of a business disruption; and engaging in periodic independent audits of our operations and operating controls. We also seek to mitigate operational risks related to misconduct by employees or contractors by implementing internal controls, including dual authorization for monetary transactions, conducting background and credit checks for new hires, screening contractors and third parties providing critical services using a vendor management process, and offering whistleblower protections to our employees to encourage the reporting of misconduct.
Capital
Our capital management strategy is designed to ensure that we have sufficient capital to support balance sheet growth while also maintaining sufficient reserves to absorb unexpected losses or write-downs that are risks inherent to the business of banking. We aim to strike a balance between maintaining higher capital levels to address unforeseen risks and achieving a reasonable return on the capital invested by our shareholders.
The Bank is required to meet regulatory capital standards set by federal banking authorities. If the Bank fails to meet the minimum capital requirements, it could trigger mandatory actions, and possibly additional discretionary measures, by the state and federal regulators, which may have a significant impact on the Bank’s financial position. The Bank must comply with specific capital guidelines under the capital adequacy rules and the prompt corrective action framework, which involve quantitative measures based on the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting rules. Additionally, regulators assess the Bank’s capital levels and classifications based on qualitative factors such as risk weightings, the components of capital, and other items.
The PCA framework is a regulatory tool used to monitor and manage the capital levels of banks. It is designed to maintain the stability and soundness of financial institutions, particularly banks, by requiring regulatory intervention when a bank’s capital falls below certain thresholds. The primary goal of PCA is to address financial distress early, before it results in more severe consequences. These regulations, enforced by federal banking agencies, classify banks based on their capital adequacy and impose escalating supervisory actions as a bank’s capital position deteriorates.
Banks are categorized into five groups based on their capital ratios:
•Well-Capitalized: Banks that meet or exceed all capital adequacy standards. These banks face minimal regulatory restrictions and are generally free to operate as usual.
•Adequately Capitalized: Banks that meet minimum capital requirements. Banks in this category can still operate normally but may face restrictions on activities like accepting brokered deposits.
•Undercapitalized: Banks that fail to meet the minimum capital requirements. Banks must submit a plan to restore capital and are subject to more severe restrictions, such as limits on asset growth and capital distributions (e.g., dividends or share buybacks).
•Significantly Undercapitalized: Banks with very low capital, well below regulatory thresholds. These banks face the most stringent interventions, including the possibility of forced mergers, asset sales, or closure. They must also submit a detailed plan for capital restoration, which may require regulatory approval.
•Critically Undercapitalized: Banks with the lowest capital levels, requiring immediate action.
PCA regulations mandate that federal regulators take action when a bank’s capital falls below the required thresholds. This can involve measures such as restrictions on paying dividends or bonuses, restrictions on asset growth or expansion, enhanced monitoring and reporting requirements, required capital restoration plans, possible forced mergers or liquidation in extreme cases.
At December 31, 2025 and December 31, 2024, the Company’s capital ratios exceeded the regulatory requirements and the Bank’s capital ratios exceeded the threshold for “well capitalized” status. We maintain excess capital, in part, to provide ourselves with flexibility when considering potential acquisition opportunities. Actual and required capital ratios were:

	As of December 31, 2025:
	Actual		Minimum capital adequacy requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets):
Company	$3,633,280	29.29%	$992,260	8.00%	$-	-%
Central Trust Bank	1,742,888	14.09%	989,246	8.00	1,236,557	10.00
Tier 1 capital (to risk-weighted assets):
Company	3,483,247	28.08%	744,195	6.00	-	-
Central Trust Bank	1,592,855	12.88%	741,934	6.00	989,246	8.00
Tier 1 common equity capital (to risk-weighted assets):
Company	3,483,247	28.08%	558,146	4.50	-	-
Central Trust Bank	1,592,855	12.88%	556,451	4.50	803,762	6.50
Tier 1 capital (to average assets):
Company	3,483,247	17.94%	776,720	4.00	-	-
Central Trust Bank	1,592,855	8.21%	776,286	4.00	970,358	5.00

	As of December 31, 2024:
	Actual		Minimum capital adequacy requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets):
Company	$3,083,839	24.88%	$991,777	8.00%	$-	-%
Central Trust Bank	1,706,617	13.81%	1,028,943	8.00%	1,286,179	10.00
Tier 1 capital (to risk-weighted assets):
Company	2,929,055	23.63%	743,833	6.00%	-	-
Central Trust Bank	1,551,833	12.56%	771,707	6.00%	1,028,943	8.00
Tier 1 common equity capital (to risk-weighted assets):
Company	2,929,055	23.63%	557,875	4.50%	-	-
Central Trust Bank	1,551,833	12.56%	578,781	4.50%	836,016	6.50
Tier 1 capital (to average assets):
Company	2,929,055	15.69%	746,578	4.00%	-	-
Central Trust Bank	1,551,833	8.33%	745,433	4.00%	931,792	5.00
As of December 31, 2025, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2025, we had no material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industry in which we operate. Application of GAAP requires management to make certain estimates and judgments which affect the amounts reported in the consolidated financial statements. Critical accounting policies are those we believe are most important to the portrayal of our consolidated financial statements and require management to make estimates and judgments which are inherently complex, difficult, uncertain and can be subject to significant change over time. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, adjustments to accounting estimates may be required.
We have identified the following accounting policies and estimates which, due to their subjectivity and complexity, are critical to the understanding of the financial statements. Discussion below should be read in conjunction with "Note 1, Summary of Significant Accounting Policies,” to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flow over the contractual term of the loans. An allowance is recognized upon origination or acquisition of a loan and is updated at subsequent reporting dates. The methodology is applied consistently for each reporting period and reflects management’s current expectations of credit losses. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans. The Company maintains a policy to reverse accrued and unpaid interest when a loan is placed on non-accrual. Therefore, an allowance is not recorded for accrued interest.
The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type, and expected credit loss patterns. The allowance for credit losses includes significant assumptions that are uncertain and reasonably likely to have a material impact, the most significant of which are loan loss rates and prepayment speeds. Assumptions are updated based on actual performance on an annual basis. We utilize a consensus macroeconomic forecast which relies on underlying statistical models to incorporate the economic impact into each loan portfolio. Management performs a qualitative analysis considering necessary adjustments based on the potential risks inherent in the macroeconomic forecast and impacts from loan portfolio changes, including concentrations, staffing, asset quality, and policy changes. Model validations are performed to provide an independent assessment of the framework and the model’s use in producing reasonable and supportable estimates. See "Note 3, Loans and Allowance for Credit Losses,” to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
Non-GAAP Financial Measures Reconciliations
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP) and should not be viewed in isolation from, or as a substitute for, GAAP results. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance by excluding certain items that may not be indicative of our business, results of operations or outlook.
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our consolidated financial statements presented in accordance with GAAP.
We disclose net interest income and related ratios and analysis on a FTE basis, which may be considered non-GAAP financial measures. We believe this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures, including the efficiency ratio and net interest margin utilize net interest income on a taxable-equivalent basis. We report interest income, net interest income and net interest margin on an FTE basis using a blended federal and state effective marginal tax rate of 23.84% for the periods presented. The tax equivalent basis gives effect to the tax-exempt interest income, net of the disallowance of interest income, for federal income tax purposes related to certain tax-free assets. We believe these measures enhance comparability of net interest income arising from taxable and tax-exempt sources.

We evaluate our profitability and performance based on adjusted net income, adjusted total revenue, adjusted noninterest income, adjusted fee income and adjusted return on average total assets. We adjust each of these measures to exclude the loss on the expected sale of the consumer loan portfolio in one of our markets and adjustments that resulted from certain investment portfolio repositioning activities during the periods presented that we consider to be outside of the ordinary course of business. We believe this allows investors to assess our net income, total revenue and noninterest income exclusive of the impact of changes outside the ordinary course of business. Similarly, we evaluate our operational efficiency based on tangible noninterest expense and our adjusted efficiency ratio, which excludes the effect of amortization of intangibles (a non-cash expense item) as well as the exclusions mentioned previously in this paragraph, and includes the tax benefit associated with our tax-advantaged loans.
We evaluate our financial condition based on the ratios of our tangible common equity to our tangible assets, tangible book value per share, return and adjusted return on average common equity, and return and adjusted return on average tangible common equity. Our calculation of these ratios allows readers to assess our stockholder’s equity, exclusive of the effect of our goodwill and other intangible assets.
Reconciliations for each of these non-GAAP financial measures to the closest GAAP financial measures are included in the tables below. Each of the non-GAAP financial measures presented should be considered in context with our GAAP financial results included in this filing.

		At and for year ended December 31,
		2025	2024
		(dollars in thousands, except share and per share data)
Interest income (FTE), net interest income (FTE) and net interest margin (FTE)
Interest income		$989,948	$904,977
Add: Tax-equivalent adjustment ¹		6,218	5,861
Interest income (FTE) (non-GAAP)		$996,166	$910,838
Net interest income	{a}	$789,665	$687,324
Add: Tax-equivalent adjustment ¹		6,218	5,861
Net interest income (FTE) (non-GAAP)	{b}	$795,883	$693,185
Average interest-earning assets	{c}	$18,363,241	$17,885,506
Net interest margin	{a ÷ c}	4.30%	3.84%
Net interest margin (FTE) (non-GAAP)	{b ÷ c}	4.33%	3.88%
¹ Effective marginal tax rate of 23.84% used for all periods.

Adjusted noninterest income, adjusted total revenue and adjusted fee income ratio
Noninterest income	{a}	$231,694	$210,390
Less: Loss on expected sale of consumer lease portfolio		(13,612)	-
Less: Investment securities		(6,811)	(36,661)
Adjusted noninterest income (non-GAAP)	{b}	$252,117	$247,051
Net interest income		$789,665	$687,324
Noninterest income		231,694	210,390
Total revenue	{c}	1,021,359	897,714
Less: Loss on expected sale of consumer lease portfolio		(13,612)	-
Less: Investment securities		(6,811)	(36,661)
Adjusted total revenue (non-GAAP)	{d}	$1,041,782	$934,375
Fee income ratio	{a ÷ c}	22.7%	23.4%
Adjusted fee income ratio (non-GAAP)	{b ÷ d}	24.2%	26.4%

		At and for year ended December 31,
		2025	2024
		(dollars in thousands, except share and per share data)
Tangible noninterest expense, adjusted total revenue (FTE) and efficiency ratio (FTE)
Net interest income		$789,665	$687,324
Noninterest income		231,694	210,390
Total revenue	{a}	1,021,359	897,714
Less: Loss on expected sale of consumer lease portfolio		(13,612)	-
Less: Investment securities		(6,811)	(36,661)
Add: Tax equivalent adjustment ¹		6,218	5,861
Adjusted total revenue (FTE) (non-GAAP)	{b}	$1,048,000	$940,236
Noninterest expense	{c}	$505,490	$489,407
Less: Amortization of intangible assets		3,227	3,388
Tangible noninterest expense (non-GAAP)	{d}	$502,263	$486,019
Efficiency ratio	{c ÷ a}	49.5%	54.5%
Efficiency ratio (FTE) (non-GAAP)	{d ÷ b}	47.9%	51.7%
¹ Effective marginal tax rate of 23.84% used for all periods.

Adjusted net income and adjusted return on average total assets
Net income	{a}	$390,853	$305,810
Add: Loss on expected sale of consumer lease portfolio, net of provision and taxes ¹ ²		6,563	-
Add: Investment securities loss, net of taxes ¹		5,187	27,921
Adjusted net income (non-GAAP)	{b}	$402,603	$333,731
Average total assets	{c}	$19,300,059	$18,781,218
Return on average total assets	{a ÷ c}	2.03%	1.63%
Adjusted return on average total assets (non-GAAP)	{b ÷ c}	2.09%	1.78%
¹ Effective marginal tax rate of 23.84% used for all periods.
² The second quarter of FY25 includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

Adjusted net income (earnings) per share
Net income		$390,853	$305,810
Less: Dividends declared on forfeitable non-vested restricted stock		667	120
Net income allocated to common stock	{a}	$390,186	$305,690
Net income		$390,853	$305,810
Add: Loss on expected sale of consumer lease portfolio, net of provision and taxes ¹ ²		6,563	-
Add: Investment securities loss, net of taxes ¹		5,187	27,921
Adjusted net income (non-GAAP)		402,603	333,731
Less: Dividends declared on forfeitable non-vested restricted stock		667	120
Adjusted net income allocated to common stock (non-GAAP)	{b}	$401,936	$333,611
Weighted average fully diluted shares	{c}	222,352	220,587
Net income per share - diluted	{a ÷ c}	$1.75	$1.39
Adjusted net income per share - diluted (non-GAAP)	{b ÷ c}	$1.81	$1.51
¹ Effective marginal tax rate of 23.84% used for all periods.
² The second quarter of FY25 includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

		At and for year ended December 31,
		2025	2024
		(dollars in thousands, except share and per share data)
Tangible common equity, tangible book value per share and tangible common equity to tangible assets
Total stockholders' equity	{a}	$3,783,977	$3,110,661
Less: Goodwill and other intangible assets		351,664	354,890
Tangible common equity (non-GAAP)	{b}	$3,432,313	$2,755,771
Total shares of Class A common stock outstanding	{c}	241,106	220,385
Book value per share	{a ÷ c}	$15.69	$14.11
Tangible book value per share (non-GAAP)	{b ÷ c}	$14.24	$12.50
Total assets	{d}	$20,751,978	$19,242,543
Less: Goodwill and other intangible assets		351,664	354,890
Tangible assets (non-GAAP)	{e}	$20,400,314	$18,887,653
Total stockholders' equity to total assets	{a ÷ d}	18.2%	16.2%
Tangible common equity to tangible assets (non-GAAP)	{b ÷ e}	16.8%	14.6%

Tangible net income, adjusted tangible net income, average tangible common equity, adjusted return on average common equity, return on average tangible common equity and adjusted return on average tangible common equity
Net income	{a}	$390,853	$305,810
Add: Amortization of intangible assets, net of taxes ¹		2,458	2,580
Tangible net income (non-GAAP)		393,311	308,390
Add: Loss on expected sale of consumer lease portfolio, net of provision and taxes ¹ ²		6,563	-
Add: Investment securities loss, net of taxes ¹		5,187	27,921
Adjusted tangible net income (non-GAAP)	{b}	$405,061	$336,311
Average common equity	{c}	$3,285,187	$2,937,975
Less: Average goodwill and other intangible assets		353,392	356,677
Average tangible common equity (non-GAAP)	{d}	$2,931,795	$2,581,298
Return on average common equity	{a ÷ c}	11.9%	10.4%
Adjusted return on average common equity (non-GAAP)	{b ÷ c}	12.3%	11.4%
Return on average tangible common equity (non-GAAP)	{a ÷ d}	13.4%	11.9%
Adjusted return on average tangible common equity (non-GAAP)	{b ÷ d}	13.8%	13.0%
¹ Effective marginal tax rate of 23.84% used for all periods.
² The second quarter of FY25 includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is disclosed within the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Central Bancompany, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Central Bancompany, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the company’s auditor since 1973.

Kansas City, Missouri
March 25, 2026

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2025	2024
	(dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$258,588	$265,209
Short-term earning assets	1,805,555	976,599
Interest-bearing deposits	1,039	699
Investment securities:
Available for sale	6,372,463	5,603,723
Held to maturity, net of allowance for credit losses of $10 and $21, (and fair value of $1,700 and $3,231), as of December 31, 2025 and December 31, 2024, respectively	1,689	3,225
Equity	48,200	48,770
Trading	-	666
Total investment securities	6,422,352	5,656,384
Loans held for investment	11,434,605	11,624,091
Less allowance for credit losses	(149,674)	(154,279)
Net loans	11,284,931	11,469,812
Loans held for sale	54,119	34,264
Land, buildings, and equipment, net	215,931	215,316
Deferred tax assets, net	-	23,332
Goodwill and intangibles	351,664	354,890
Other assets	357,799	246,038
Total assets	$20,751,978	$19,242,543
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$5,615,652	$5,245,705
Savings and interest-bearing demand	8,611,895	8,043,244
Time	1,635,078	1,696,899
Total deposits	15,862,625	14,985,848
Federal funds purchased and customer repurchase agreements	1,011,851	1,007,295
Total customer funds	16,874,476	15,993,143
Deferred tax liabilities, net	11,745	-
Other liabilities	81,780	138,739
Total liabilities	16,968,001	16,131,882
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued, as of December 31, 2025 and December 31, 2024, respectively	-	-
Class A voting common stock, $0.01 par value; 500,000,000 shares authorized; 318,247,550 and 297,802,850 shares issued, as of December 31, 2025 and December 31, 2024, respectively	3,182	2,978
Class B nonvoting common stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued, as of December 31, 2025 and December 31, 2024, respectively	-	-
Capital surplus	419,421	13,319
Retained earnings	3,477,408	3,333,669
Accumulated other comprehensive (loss)	(16,872)	(139,925)
Total stockholder's equity before treasury stock	3,883,139	3,210,041
Less treasury stock of 77,141,300 and 77,418,100 shares of Class A voting common stock as of December 31, 2025 and December 31, 2024, respectively	(99,162)	(99,380)
Total stockholders' equity	3,783,977	3,110,661
Total liabilities and stockholders' equity	$20,751,978	$19,242,543
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
	2025	2024
	(dollars in thousands, except per share data)
Interest income:
Loans	$712,377	$708,386
Investment securities	237,258	151,489
Interest-bearing cash and bank deposits	40,313	45,102
Total interest income	989,948	904,977
Interest expense:
Deposits	175,200	190,432
Federal funds purchased and customer repurchase agreements	25,083	27,221
Total interest expense	200,283	217,653
Net interest income	789,665	687,324
Provision for credit losses	9,311	14,587
Net interest income after provision for credit losses	780,354	672,737
Other income:
Service charges and commissions	57,631	56,137
Payment services revenue	67,570	67,531
Brokerage services	28,696	25,739
Fees for fiduciary services	51,954	45,897
Mortgage banking revenue	39,571	42,080
Investment securities losses, net	(6,811)	(36,661)
Other (loss) income	(6,917)	9,667
Total other income	231,694	210,390
Other expenses:
Salaries and employee benefits	298,080	281,087
Net occupancy and equipment	48,990	47,131
Computer software and maintenance	22,556	20,318
Marketing and business development	20,670	19,990
Legal and professional fees	22,403	26,290
Bankcard processing, rewards and related costs	30,747	32,002
Other expenses	62,044	62,589
Total other expenses	505,490	489,407
Income before income taxes	506,558	393,720
Income taxes	115,705	87,910
Net income	$390,853	$305,810

Net income per common share - basic	$1.75	$1.39
Net income per common share - diluted	$1.75	$1.39
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
Net income	$390,853	$305,810
Reclassification adjustment for net losses on AFS securities included in net income, net of tax	5,270	39,032
Unrealized gain on AFS securities, net of tax	104,211	70,574
Change in pension surplus, net of tax	13,572	18,061
Other comprehensive income	123,053	127,667
Total comprehensive income	$513,906	$433,477
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands, except for share and per share data)

	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at December 31, 2023	$2,978	$10,630	$3,085,304	$(87,522)	$(267,592)	$2,743,798
Net income	-	-	305,810	-	-	305,810
Other comprehensive income	-	-	-	-	127,667	127,667
Purchase of treasury stock	-	-	-	(12,143)	-	(12,143)
Cash dividends paid on common stock ($0.26 per share)	-	-	(57,445)	-	-	(57,445)
Stock-based compensation	-	3,458	-	-	-	3,458
Issuance under equity compensation plans, net	-	(769)	-	285	-	(484)
Balance at December 31, 2024	$2,978	$13,319	$3,333,669	$(99,380)	$(139,925)	$3,110,661
Net income	-	-	390,853	-	-	390,853
Other comprehensive income	-	-	-	-	123,053	123,053
Purchase of treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($1.12 per share)	-	-	(247,185)	-	-	(247,185)
Issuance of common stock, net	204	402,908	-	-	-	403,112
Stock-based compensation	-	3,117	-	-	-	3,117
Issuance under equity compensation plans, net	-	77	71	218	-	366
Balance at December 31, 2025	$3,182	$419,421	$3,477,408	$(99,162)	$(16,872)	$3,783,977
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
Cash flows from operating activities:
Net income	$390,853	305,810
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,008	19,204
Net (accretion) amortization of discounts and premiums	(20,705)	7,640
Deferred income taxes	(3,441)	(6,660)
Provision for credit losses	9,311	14,587
Net gain on sale of loans	(29,742)	(28,964)
Net change in trading debt securities	666	(670)
Net investment securities losses	6,811	36,661
Originations of mortgage loans held for sale	(1,278,712)	(1,278,005)
Proceeds from sales of mortgage loans held for sale	1,302,110	1,302,861
Stock-based compensation	3,117	3,458
(Increase) decrease in other assets	(112,820)	8,312
(Decrease) in other liabilities	(39,292)	(20,937)
Net cash provided by operating activities	248,164	363,297
Cash flows from investing activities:
Purchase of available-for-sale securities	(2,566,281)	(3,761,831)
Purchase of equity securities	(234)	(10,590)
Proceeds from sales of available-for-sale securities	315,180	1,044,686
Proceeds from sales of equity securities	913	26,654
Proceeds from maturities of available-for-sale securities	1,639,896	2,227,755
Proceeds from maturities of held-to-maturity securities	1,548	836
Net change in interest-bearing deposits	(340)	489
Net decrease (increase) in loans	161,913	(148,660)
Purchase of land, buildings, and equipment	(16,771)	(25,158)
Proceeds from sale of land, buildings, and equipment	433	11,911
Net cash (used in) investing activities	(463,743)	(633,908)
Cash flows from financing activities:
Increase (decrease) in deposits	938,598	(53,155)
(Decrease) increase in time deposits	(61,821)	169,493
Increase (decrease) in federal funds purchased and customer repurchase agreements	4,556	(218,872)
Dividends paid	(246,531)	(57,532)
Purchase of treasury stock	-	(12,143)
Proceeds from stock issuance, net	403,112	-
Net cash provided by (used in) financing activities	1,037,914	(172,209)
Net increase (decrease) in cash and cash equivalents	822,335	(442,820)
Cash and cash equivalents at beginning of year	1,241,808	1,684,628
Cash and cash equivalents at end of year	$2,064,143	1,241,808
Cash and due from banks	$258,588	265,209
Short-term interest-bearing deposits	1,805,215	969,416
Federal funds sold and securities purchased under agreements to resell	340	7,183
Total cash and cash equivalents	$2,064,143	1,241,808
Supplemental disclosure of cash flow information:
Interest paid	$199,298	216,063
Income taxes paid	144,380	92,020
Loans transferred to foreclosed assets held for sale	4,442	4,938
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)    Summary of Significant Accounting Policies
Principles of Consolidation and Subsequent Events
The accompanying consolidated financial statements include the accounts of Central Bancompany, Inc., and its subsidiaries. Central Bancompany owns all the outstanding capital stock of The Central Trust Bank, which is headquartered in Missouri. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, total assets, or total liabilities.
The Company evaluated subsequent events for recognition or disclosure through the date prior to on which the consolidated financial statements were issued. This evaluation is performed by management in coordination with executive management.
Use of Estimates
The Company follows GAAP and reporting practices applicable to the banking industry. The preparation of the financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. These estimates are based on information available to management at the time the estimates are made. While the consolidated financial statements reflect management’s best estimates and judgments, actual results could differ.
Significant estimates include, but are not limited to, the allowance for credit losses on loans and investment securities, the valuation of investment securities and mortgage servicing rights, goodwill impairment assessments, and pension obligations. These estimates are based on management’s evaluation of historical experience, current conditions, and reasonable and supportable forecasts.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, short-term interest-bearing deposits maturing within 90 days, and federal funds sold and securities purchased under agreements to resell maturing within 90 days to be cash equivalents. Interest-bearing deposits are held at other financial institutions and are not considered cash and cash equivalents.
Investment Securities
Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity. HTM securities are recorded at amortized cost, net of allowance for credit losses. Trading account securities (“Trading”) are bought and held principally for the purpose of selling them in the near term. Equity securities (“Equity”) include common and preferred stock with readily determinable fair value as well as certain equity securities without a readily determinable fair value. All other debt securities held by the Company are classified as available-for-sale. Trading, Equity, and AFS securities are recorded at fair value. For both Trading and Equity securities, gains and losses, both realized and unrealized, are included in earnings. Unrealized gains and losses, net of related tax effect, on AFS securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses upon disposition of AFS securities are included in income using the specific-identification method for determining the cost of the securities sold.
Purchased premiums and discounts on investment securities are amortized/accreted into interest income using the constant yield method based upon the remaining contractual maturity of the asset, adjusted for any expected prepayments.
For certain callable debt securities purchased at a premium, the amortization is recorded to the earliest call date. For mortgage and asset-backed securities, prepayment experience is evaluated monthly to determine if a change in a bond's estimated remaining life is necessary. A corresponding adjustment is then made in the related amortization of premium or discount accretion.

Other securities include Federal Reserve and Federal Home Loan Bank stock, which represent equity interests the Company is required to hold in the Federal Reserve Banks and Federal Home Loan Banks. These amounts are carried at cost as they do not have a readily determinable fair value because ownership of these shares is restricted, and they lack a market.
Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for transactions pending settlements.
Allowance for Credit Losses on Available-for-Sale Debt Securities
For AFS debt securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it more likely than not that it will be required to sell the security before the anticipated recovery. Any time the Company does not expect to recover the amortized cost basis, a credit loss is deemed to have occurred and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis.
All securities not issued or guaranteed by the U.S. government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process is intended to adequately test a range of credit and loss assumptions and does not rely primarily on credit ratings.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses on the consolidated statements of income. Losses are charged against the allowance for credit losses on securities when management believes the inability to collect an AFS security is confirmed or when either of the conditions regarding intent or requirement to sell is met.
Accrued interest receivable on available for sale debt securities is reported in other assets on the consolidated balance sheet. The Company has elected the practical expedient to exclude the accrued interest from all required disclosures of amortized cost of debt securities. Additionally, an election was made not to measure an allowance for credit losses for accrued interest receivables. Interest accrued but not received is reversed against interest income.
Loans Held for Sale
Loans held for sale are accounted for at fair value pursuant to the fair value option permitted by ASC 825, Financial Instruments. The Company elected to take the fair value option for loans held for sale permitted by ASC 825, Financial Instruments beginning January 1, 2020. The fair value is based on secondary market prices for loans with similar characteristics, including an adjustment for embedded servicing value. Gains and losses from the changes in fair value are included in mortgage banking revenues. Deferred fees and costs related to these loans are recognized as part of the cost basis of the loan at the time it is sold. Interest income related to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.
Loans
For purposes of these financial statements, the loan portfolio collectively includes all loans and leases the Company holds for investment, hereinafter referred to as “loans.” Loans that the Company intends and has the ability to hold for the foreseeable future or until maturity or payoff are carried at amortized cost. Amortized cost represents the outstanding principal balance of loans, net of any deferred origination fees and related costs. The Company has elected to exclude all accrued interest receivable from the disclosures of amortized cost and has opted not to establish an allowance for credit losses related to accrued interest receivables.
Interest on loans is accrued and credited to income based on the principal amount outstanding, using primarily a simple interest calculation. Loan and commitment fees, net of associated costs, are deferred and amortized over the life of the loans, shown as an adjustment to interest income. The Company applies the straight-line method for amortization, which approximates the level yield method. Amortization does not anticipate loan prepayments, and any unamortized fees are recognized in full at the time of payoff.
The accrual of interest on loans is discontinued when, (a) in management’s judgment, the interest is uncollectible in the normal course of business; or (b) when they become 90 days or more past due, unless they are well‑secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on non-accrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.

Loan Modifications and Borrower Financial Difficulty
The Company may renegotiate the terms of existing loans during the normal course of business. When modifications are made to the terms of an existing loan, the Company assesses whether a borrower is experiencing financial difficulty. This assessment is performed in accordance with ASC 326 and considers both quantitative and qualitative indicators. The Company considers delinquency status, cash flow capacity, collateral performance, and the borrower’s ability to obtain alternative financing at market terms. Loan modifications are subject to established credit approval and oversight processes.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance reflects management’s best estimate of expected credit losses, considering portfolio segmentation, historical loss experience, current conditions, and reasonable and supportable forecasts. Management applies qualitative adjustments to model outputs when appropriate to address factors not fully captured by the quantitative models. An allowance will be created upon origination or acquisition of a loan and is updated at subsequent reporting dates. The methodology is applied consistently for each reporting period. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans. The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type, and expected credit loss patterns. The Company maintains a policy to reverse accrued and unpaid interest when a loan is placed on non-accrual. Therefore, an allowance is not recorded for accrued interest.
Liability for Unfunded Lending Commitments
The Company’s accrual for credit risk associated with unfunded lending commitments is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees that are not unconditionally cancellable by the bank. This accrual is included in other liabilities in the consolidated balance sheets with changes to the liability recorded through increases or decreases to the provision for credit losses on the consolidated statements of income. The methodology used to measure credit losses for unfunded lending commitments is the same as the methodology used for loans, however, the estimate of credit risk for unfunded lending commitments takes into consideration the likelihood that funding will occur. The liability for unfunded lending commitments excludes any exposures that are unconditionally cancellable by the Company.
Land, Buildings, and Equipment
Land, buildings, and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining balance method depending upon the type of asset. The Company generally assigns depreciable lives of 25-30 years for buildings; 15 years for building improvements; 15 years for land improvements; and 3-7 years for furniture, equipment, and software. Leasehold improvements are assigned depreciable lives of the shorter of the lease term or 15 years. Maintenance and repair costs are charged to expense as incurred. Major improvements are individually considered and are capitalized or expensed as the facts dictate.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over equity in net assets of entities acquired. The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and intangible assets that have indefinite useful lives are not amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over 7 to 20 years. The Company performs an annual qualitative evaluation of goodwill. Based on the results of this qualitative assessment, if the Company concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. If the fair value of a reporting unit is less than the carrying amount, an impairment has occurred and is measured as the amount by which the carrying amount exceeds the reporting unit's fair value. During 2025, the Company completed its annual qualitative impairment assessment and concluded that it was not more likely than not that the fair value of any of its reporting units was below its respective carrying amount. The Company has not recorded impairment resulting from goodwill impairment tests during the years ended December 31, 2025 and 2024.

Foreclosed Assets
Foreclosed assets represent property that has been repossessed following default on a loan. These assets primarily consist of commercial and residential real estate, as well as other non-real estate property such as automobiles. Upon foreclosure, the assets are initially recognized at fair value, less estimated costs to sell, with any necessary valuation adjustments reflected in the allowance for credit losses.
The fair value of foreclosed assets is generally determined based on independent appraisals, third-party price opinions, or internally developed pricing models. These fair value estimates are reviewed and updated periodically to help ensure they accurately reflect market conditions.
Subsequent declines in fair value below the carrying amount are recognized through valuation allowances, which may be reversed if future increases in fair value occur. Any adjustments to the carrying value, along with realized gains or losses on the sale of foreclosed assets, as well as net operating expenses related to these assets, are recorded within other expenses.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. State and local income tax returns are filed on a combined, consolidated, or separate return basis based upon each jurisdiction’s laws and regulations. Deferred tax assets and liabilities are recognized based upon the differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in statutory tax rates on the measurement of deferred tax assets and liabilities is recognized through income tax expense in the period the change is enacted. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized.
Revenue Recognition
Revenue should be recognized to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue from financial instruments, including revenue from loans and securities, is not included within this guidance. Noninterest revenue items that are subject to this guidance mainly include fees for bank card, trust, deposit account services, and consumer brokerage services and are discussed below and summarized in the table that follows.
Fees for Fiduciary Services
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts, settlement of estates, and other similar duties where Central Trust Company serves in a fiduciary capacity. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the average monthly value of the assets under management and the applicable fee rate or otherwise as negotiated as a fee for service. Other transactional-based services, including but not limited to, tax return preparation and financial planning are available. The performance obligation for these services is generally satisfied, and related revenue recognized, at the completion of the service.
Service Charges and Commissions
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for account analysis and monthly service fees is generally satisfied, and the related revenue recognized, when the service is provided and received immediately or in the following month.
The Company provides corporate cash management services to its business customers to meet their various transaction processing needs. Such services include deposit and check processing, lockbox, remote deposit, reconciliation, online banking, and other similar transaction processing services. The Company maintains unit prices for each type of service, and the customer is billed based on transaction volumes processed monthly.
Overdraft fees are charged to customers when daily checks and other withdrawals to customers’ accounts exceed balances on hand. The daily overdraft charge is calculated and the fee is posted to the customer’s account each day.
Other deposit related fees such as check orders, foreign ATM processing fees, stop payment fees, and cashier’s checks are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, when the transaction is processed.

Payment Services Revenue
Payment services revenue includes bankcard transaction fees, exchange, and other service charges that are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. The fees earned are established by the settlement network and are dependent on the type of transaction processed but are typically based on a per unit charge. Interchange income is settled daily through the networks.
Brokerage Services
Brokerage services revenue is comprised of commissions received upon the execution of purchases and sales of mutual fund shares and equity securities, in addition to certain limited insurance products in an agency capacity. Also, fees are earned on managed advisory programs. Payment from the customer is upon settlement for purchases and sales of securities, upon purchase for annuities and insurance products, and upon inception of the service period for advisory programs.
Other Non-Interest Income from Contracts with Customers
Other non-interest income consists of gains on foreclosed assets, bank premises and equipment, official check fees, international currency commissions, and other miscellaneous consumer product fees. Performance obligations for these services consist mainly of the execution of transactions for the sale of various properties. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income, changes in unrealized gains and losses on AFS investment securities, and the net periodic benefit/cost related to the Company’s defined benefit pension plan, net of applicable tax effects. The amounts recognized in accumulated other comprehensive loss related to the defined benefit pension plan are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.
Mortgage Banking
The fair value of retained mortgage servicing rights related to loans originated and sold is capitalized as an asset in accordance with ASC 860, Accounting for Servicing of Financial Assets, thereby increasing the gain on sale of the loan. Such mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity.
Management monitors the capitalized mortgage servicing rights on a disaggregated basis for impairment based on the fair value of those rights. Any impairment is recognized through a valuation allowance.
Derivative Financial Instruments
ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. In accordance with ASC 815, the Company records all derivative instruments at fair value on the consolidated balance sheets.
Mortgage Banking Derivatives: The Company’s mortgage banking operations involve the origination of mortgage loans under interest rate lock commitments that are intended for sale into the secondary market. IRLCs represent commitments to originate loans with interest rates determined prior to funding and are accounted for as derivatives. The Company generally does not enter into sales commitments for these loans at the time the IRLC is issued; instead, it commits to sell the loans after funding.
To economically hedge the interest rate risk associated with IRLCs and funded loans awaiting sale, the Company enters into free‑standing derivative instruments, primarily commitments to sell TBA mortgage‑backed securities. The value of TBA commitments generally moves inversely with fixed‑rate mortgage loan values, thereby providing an economic offset to changes in interest rates.

The Company also sells certain mortgage loans on a mandatory delivery basis and enters into short positions in mortgage‑backed securities to hedge interest rate exposure associated with these transactions. IRLCs and related derivative instruments are recorded at fair value in other assets or other liabilities, with changes in fair value recognized in mortgage banking revenues, net.
Customer Repurchase Agreements
The Company engages in customer transactions involving the sale of securities under agreements to repurchase as of a specified future date. Such repurchase agreements are considered collateralized financing transactions, not as a sale of the underlying securities. The obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheet of the Company at the amount of cash received in the transaction. The fair value of collateral provided to a counterparty is monitored daily, and collateral is returned or provided by the Company in order to maintain full collateralization for these transactions.
Stock Based Compensation
The Company’s stock-based compensation plan, as detailed in "Note 11, Stock-Based Compensation,” to our consolidated financial statements is accounted for in accordance with the guidance set forth in ASC 718, Compensation—Stock Compensation. Specifically, the Company adheres to the provisions outlined in ASC 718-10-30-3 and ASC 718-10-35-2, which require the measurement of stock-based compensation based on the fair value of the awards granted at the grant date.
The fair value for restricted stock awards (RSAs) is based on the weighted average market price of the Company’s common stock during a specified period that is within 30 days before or 30 days after grant date, as determined by the Board of Directors in its sole discretion. The cost of stock-based compensation is recognized over the requisite service period, which is typically the vesting period, in accordance with the principles of ASC 718.
The Company recognizes stock-based compensation expense in the consolidated statements of income within “Salaries and Benefits.” The expense is recognized over the vesting period, with the total expense being adjusted for forfeitures only when they occur, in line with the policy outlined under ASC 718. Forfeitures are accounted for on an actual basis, and no estimated forfeitures are included in the initial measurement of compensation cost.
Treasury Stock
The Company accounts for treasury stock under the cost method, as outlined in ASC 505-30, Equity—Treasury Stock. Purchases of the Company’s common stock are recorded at cost, which includes all direct costs associated with the acquisition. When treasury stock is reissued, the carrying value of treasury stock is reduced based on the average cost basis of the shares held in treasury.
Income Per Share
The Company applies the two-class method for the computation of income per share, as prescribed by ASC 260, Earnings Per Share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings.
The Company’s nonvested share-based awards vest based on the satisfaction of service conditions and are subject to forfeiture until such conditions are met. These nonvested share-based awards are not considered participating securities for the purpose of calculating income per share and as such do not participate in undistributed earnings. However, dividends or dividend equivalents declared or paid on nonvested share-based awards with forfeitable dividend rights are deducted from the income available to common stockholders. Such amounts reflect dividends that have been allocated to other-than-common stockholders and reduce the amount of income available for distribution to common stockholders.
Recent Accounting Pronouncements
Income Taxes – In December 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This update establishes additional disclosure requirements regarding rate reconciliation and income taxes paid. This update also removes certain existing disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this update have been applied on a retrospective basis. Other than the inclusion of additional disclosures, the change did not have a significant impact on the Company’s consolidated financial statements.

Income Statement Reporting – In November 2024, The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require new disclosures providing further detail of a company's income statement expense items. This update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. The Company is currently assessing the impact ASU 2024-03 will have on its expense disclosures.
Credit Losses – In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update allows entities to use current, static conditions instead of forecasting future economic conditions to determine expected credit losses for accounts receivable assets and contra assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently assessing the impact ASU 2025-05 will have on its allowance for credit losses.
Intangible Assets – In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update replaces the current timing of capitalization for internal-use software expenditures, which uses the three-stage approach (preliminary, application, post-implementation). The update now allows entities to capitalize costs when management commits to funding and it is probable the project will be completed and perform the intended function (the “probable-to-complete” threshold). This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently assessing the impact ASU 2025-06 will have on its income statement.
Derivatives and Hedging – In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update refines the scope of Topic 815 by adding an exception from derivative accounts for contracts that are not exchange traded and have underlying assets based on operations or activities specific to one of the parties to the contract. It also clarifies that revenue guidance in Topic 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently assessing the impact ASU 2025-07 will have on its consolidated financial statements.
Purchased Loans – In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This update expands the method used for Purchased Credit Deteriorated (PCD) loans to Purchased Seasoned Loans (PSL), allowing the initial allowance for credit losses to be added to the purchase price, rather than recognized as an immediate expense. This applies to loans that are acquired in a business combination or purchased more than 90 days after origination. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently assessing the impact ASU 2025-08 will have on its allowance for credit losses.
Derivatives and Hedging - In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update refines hedge accounting to better align financial reporting with risk‑management activities. Enhancements include expanded eligibility for certain hedging strategies and simplifications to ongoing hedge effectiveness assessments. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is assessing the impact ASU 2025‑09 will have on its risk‑management accounting strategies.
Interim Reporting - In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This update enhances interim disclosure requirements and clarifies the application of certain interim reporting principles. It aims to improve the usefulness and consistency of interim financial information across entities. The update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently assessing the impact ASU 2025‑11 will have on its interim reporting disclosures.

(2)    Investment Securities
The table below includes the fair value of equity securities as of December 31, 2025 and 2024. Equity investments with no readily determinable fair value are carried at cost. Federal Home Loan Bank and Federal Reserve stock represent equity interests the Company is required to hold in the Federal Reserve Bank and Federal Home Loan Bank. These amounts are also carried at cost as they do not have a readily determinable fair value because ownership of these shares is restricted, and they lack a market.

	December 31,
	2025	2024
Equity securities:	(dollars in thousands)
Common and preferred stock with readily determinable fair value	$-	$724
Federal Home Loan Bank stock	10,634	10,708
Federal Reserve Bank stock	26,057	26,057
Other - no readily determinable fair value	11,510	11,281
Total equity securities	$48,200	$48,770
As of December 31, 2023, the Company held 66,020 shares of Visa Inc. Class B-1 common stock that had a carrying value of zero as there had not been observable price changes in orderly transactions for identical or similar investments. On January 23, 2024, Visa, Inc.'s shareholders approved an exchange offer that allowed holders of Class B-1 shares to convert up to 50% of their holdings into Visa Class C shares, which could later be converted into freely transferable Visa Class A common shares, subject to certain restrictions and holding period conditions (the "Exchange Offer"). The Exchange Offer opened on April 8, 2024, and expired on May 3, 2024. The Company tendered all of its 66,020 Class B-1 Visa shares under the offer, receiving 33,010 Visa Class B-2 shares and 13,100 Visa Class C shares. The Visa Class C shares automatically convert into four Visa Class A shares upon transfer to anyone other than a Visa member or affiliate.
In the second quarter of 2024, the Company sold 34,928 Visa Class A shares, recognizing $9.7 million in pre-tax gains. An unrealized gain of $4.6 million was recognized on the remaining Visa Class C shares based on the closing price of Visa Class A shares, reflecting market transactions involving similar Visa securities. The Company sold the remaining Visa Class C shares, equating to 17,472 Visa Class A shares, in the third quarter of 2024, realizing a pre-tax gain of $4.5 million. As of December 31, 2025 we continue to hold all 33,010 of Visa Class B-2 shares, which retain the same restrictions as the former Class B-1 shares and have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer.
During 2025, $0.1 million in net gains were recorded on common and preferred stock, consisting of $0.8 million in gains realized on sales during 2025 and a $0.7 million decrease in unrealized gains on the portfolio. In 2024, and including the gain on Visa shares outlined above, $14.7 million in net gains were recorded on common and preferred stock, consisting of $16.0 million in gains realized on sales during 2024 and $1.3 million decrease in unrealized gains on the portfolio.

The following tables show the carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of AFS and HTM securities by security type at December 31, 2025 and 2024.

	As of December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values	Allowance for credit losses	Net carrying amount
Available for sale securities:	(dollars in thousands)
U.S. Treasury securities	$918,922	$10,561	$(1,196)	$928,287	$-	$928,287
U.S. Agency debentures	132,692	177	(413)	132,456	-	132,456
U.S. Agency mortgage-backed securities	5,345,130	46,346	(102,899)	5,288,577	-	5,288,577
Obligations of states and political subdivisions	16,595	87	(38)	16,644	-	16,644
Other securities	6,535	-	(36)	6,499	-	6,499
Total available for sale securities	$6,419,874	$57,171	$(104,582)	$6,372,463	$-	$6,372,463
Held to maturity:
U.S. Agency mortgage-backed securities	$21	$1	$-	$22	$-	$22
Obligations of states and political subdivisions	1,678	-	-	1,678	(10)	1,668
Total held to maturity securities	$1,699	$1	$-	$1,700	$(10)	$1,690

	As of December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values	Allowance for credit losses	Net carrying amount
Available for sale securities:	(dollars in thousands)
U.S. Treasury securities	$1,291,137	$752	$(22,336)	$1,269,553	$-	$1,269,553
U.S. Agency debentures	373,869	54	(4,635)	369,288	-	369,288
U.S. Agency mortgage-backed securities	4,078,956	6,535	(170,739)	3,914,752	-	3,914,752
Obligations of states and political subdivisions	21,274	79	(212)	21,141	-	21,141
Other securities	29,648	12	(671)	28,989	-	28,989
Total available for sale securities	$5,794,884	$7,432	$(198,593)	$5,603,723	$-	$5,603,723
Held to maturity:
U.S. Agency mortgage-backed securities	$25	$1	$-	$26	$-	$26
Obligations of states and political subdivisions	3,221	-	(16)	3,205	(21)	3,184
Total held to maturity securities	$3,246	$1	$(16)	$3,231	$(21)	$3,210
Accrued interest receivable totaled $25.1 million and $22.0 million at December 31, 2025 and 2024, respectively, and is included within other assets on the consolidated balance sheets.

The amortized cost and fair value of AFS and HTM securities at December 31, 2025, by contractual maturity, are shown below:

	December 31, 2025
	U.S. government obligations and government-sponsored enterprises			Obligations of state and political subdivisions			Other securities*
	Amortized Cost	FTE Yield	Fair Value	Amortized Cost	FTE Yield	Fair Value	Amortized Cost	FTE Yield	Fair Value
Securities available for sale:	(dollars in thousands)
Within 1 year	$96,253	2.11%	$95,243	$2,759	3.55%	$2,757	$-	-%	$-
After 1 but within 5 years	955,361	4.22%	965,500	13,173	4.54%	13,232	1,167	7.49%	1,167
After 5 but within 10 years	-	-%	-	256	2.74%	252	-	-%	-
After 10 years	-	-%	-	407	7.89%	403	-	-%	-
Mortgage– and asset-backed securities	5,345,130	4.04%	5,288,577	-	-%	-	5,368	5.07%	5,332
Total available for sale securities	$6,396,744	4.04%	$6,349,320	$16,595	4.43%	$16,644	$6,535	5.58%	$6,499

Securities held to maturity:
Within 1 year	$-	-%	$-	$155	3.36%	$155	$-	-%	$-
After 1 but within 5 years	-	-%	-	1,492	2.75%	1,492	-	-%	-
After 5 but within 10 years	-	-%	-	31	6.52%	31	-	-%	-
After 10 years	-	-%	-	-	-%	-	-	-%	-
Mortgage– and asset-backed securities	21	6.11%	22	-	-%	-	-	-%	-
Total held to maturity securities	$21	6.11%	$22	$1,678	2.88%	$1,678	$-	-%	$-
* Other securities consist primarily of corporate bonds.
Proceeds from sales of AFS securities in 2025 and 2024 were $0.32 billion and $1.04 billion, respectively. Using the specific-identification method to determine the cost of the securities sold, net losses of $6.9 million and $51.2 million were recognized on the sale of AFS securities in 2025 and 2024, respectively.
Investment securities with a carrying value of approximately $4.06 billion and $3.88 billion were pledged to secure public deposits, repurchase agreements, and borrowed funds at December 31, 2025 and 2024, respectively.
Allowance for credit losses on investment securities:
The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2023. The principles for expected credit losses apply to all financial assets valued at cost, including our portfolio of HTM debt securities. The expected credit losses for these assets are determined based on the likelihood of default and the potential loss in the event of default, using assumptions that correspond to loans with similar credit profiles. The Company recorded an allowance for credit losses on its HTM securities of $10 thousand and $21 thousand at December 31, 2025 and 2024, respectively.
All AFS securities not issued or guaranteed by the U.S. Government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process requires the Company to adequately test for a range of credit and loss assumptions and does not rely primarily on credit ratings. This revealed no matters that would warrant impairment and result in an allowance for credit losses as of December 31, 2025 and 2024, respectively. The Company determined that all unrealized losses in its available-for-sale portfolio are primarily attributable to changes in interest rates and current market conditions.

Special emphasis and analysis are placed on securities that have experienced a negative credit rating event, are below investment grade, or have an uncertain financial outlook. These securities are placed on a watch list and monitored for further developments. At December 31, 2025, the fair value of securities on this watch list was $4.9 million compared to $2.2 million at December 31, 2024.
The table below summarizes debt securities AFS in an unrealized loss position, aggregated by length of impairment period, for which an allowance for credit losses has not been recorded. Unrealized losses on these AFS securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to the anticipated recovery.
Gross unrealized losses on AFS investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 were as follows:

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:	(dollars in thousands)
U.S. government obligations and government- sponsored enterprises	$419,704	$(1,190)	$1,469,113	$(103,318)	$1,888,817	$(104,508)
Obligations of states and political subdivisions	-	-	7,204	(38)	7,204	(38)
Other securities	-	-	3,557	(36)	3,557	(36)
Total available for sale securities	$419,704	$(1,190)	$1,479,874	$(103,392)	$1,899,578	$(104,582)

	As of December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:	(dollars in thousands)
U.S. government obligations and government- sponsored enterprises	$1,468,478	$(14,293)	$2,757,421	$(183,418)	$4,225,899	$(197,711)
Obligations of states and political subdivisions	2,239	(16)	9,618	(195)	11,856	(211)
Other securities	717	-	26,691	(671)	27,409	(671)
Total available for sale securities	$1,471,434	$(14,309)	$2,793,730	$(184,284)	$4,265,164	$(198,593)
Gross unrealized losses on HTM investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 were as follows:

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity securities:	(dollars in thousands)
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	450	-	-	-	450	-
Total held to maturity securities	$450	$-	$-	$-	$450	$-

	As of December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity securities:	(dollars in thousands)
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,278	(15)	149	(1)	1,427	(16)
Total held to maturity securities	$1,278	$(15)	$149	$(1)	$1,427	$(16)
For obligations of states and political subdivisions, the Company’s holdings are primarily in general obligation and revenue bonds. The Company monitors credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses.
The following table shows the amortized cost basis by credit rating (Standard & Poor's and Moody's) of the Company’s HTM obligations of states and political subdivisions at December 31, 2025 and 2024.

	December 31, 2025
	Amortized Cost Basis by Credit Rating
	Non-Rated	A	AA	AAA	Grand Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$251	$-	$1,132	$295	$1,678

	December 31, 2024
	Amortized Cost Basis by Credit Rating
	Non-Rated	A	AA	AAA	Grand Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$35	$40	$2,996	$150	$3,221
All HTM securities were current at December 31, 2025 and 2024.

(3)    Loans and Allowance for Credit Losses
Loans consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(dollars in thousands)
Loans held for investment:
Construction and development	$570,749	$552,676
Commercial, financial & agricultural	1,761,287	1,874,906
Non-owner-occupied commercial real estate[1]	3,150,269	3,197,765
Owner-occupied commercial real estate	1,580,260	1,572,955
Commercial real estate	4,730,529	4,770,720
Total commercial loans	7,062,565	7,198,302
Residential mortgage loans[2]	3,321,101	3,105,760
Home equity lines of credit	410,845	349,011
Consumer credit card	98,310	93,825
Other consumer loans	551,395	903,452
Total residential and consumer loans	4,381,651	4,452,048
Total unpaid principal balance	11,444,216	11,650,350
Add: Unearned income	(9,611)	(26,259)
Total loans held for investment	11,434,605	11,624,091
Loans held for sale	54,119	34,264
Total loans held for investment	$11,488,724	$11,658,355
[1] Non-owner-occupied commercial real estate loans presentation updated to include multi-family loans
[2] Residential mortgage loans presentation updated to include residential construction and development
Accrued interest receivable totaled $45.9 million and $45.9 million at December 31, 2025 and 2024, respectively, and is included within other assets on the consolidated balance sheets.
No loans were acquired by the Company in 2025 or 2024.
Loans made to officers and directors of the Company are summarized below. They were made in the ordinary course of business and otherwise on terms consistent with those available to all customers.

December 31, 2025
(dollars in thousands)
Balance of loans to related parties, beginning of year	$274,803
New loans	57,204
Repayments	(41,031)
Change in relationship	49,035
Balance of loans to related parties, end of year	$340,010
Mortgage loans held for sale at December 31, 2025 and 2024 totaled approximately $54.1 million and $34.3 million, respectively. The Company determines at the time of origination whether mortgage loans will be held for the Company’s portfolio or sold to the secondary market. Loans originated and intended for sale in the secondary market are recorded using the fair value option. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in "Note 16, Fair Value Disclosures," to our consolidated financial statements.
The Company has outstanding commitments to provide loans to customers and also has issued letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as is involved in extending loan facilities to customers. At December 31, 2025 and 2024, the Company had unfunded loan commitments of $3.0 billion and $2.9 billion, respectively. Outstanding letters of credit as of December 31, 2025 and 2024 amounted to $82.8 million and $89.1 million, respectively.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company’s banking markets are located throughout the states of Missouri, Kansas, Illinois, Iowa, Oklahoma, Colorado, North Carolina, Tennessee, Florida, and Arkansas and the Company’s loan portfolio has no unusual geographic concentrations of credit risk beyond its market areas.
Allowance for Credit Losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type and collateral type – construction and development, commercial, financial & agricultural, multifamily residential real estate, non-owner-occupied real estate, owner-occupied real estate, home equity lines of credit, all other residential real estate, consumer credit card, and all other consumer credit. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status are evaluated on an individual basis.
For loans evaluated for credit losses on a collective basis, an average historical loss rate is calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a look back period. Look back periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual period. Due to changes in portfolio composition, the Company’s own historical loss rates are not fully reflective of loss expectations and have been augmented by industry and peer data. Therefore, the historical loss rates are augmented by peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, unemployment rate, various interest rates, HPI, and CREPI. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for four quarters and then reverts back to historical averages using a four-quarter straight-line reversion method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications. Credit cards and certain similar consumer lines of credit, included in the individual loan totals, do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable forecast period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at December 31, 2025 and 2024 are discussed below.

Key Assumption	December 31, 2025	December 31, 2024
Overall economic forecast	- Forecast provided by Oxford Economics

- Expect the economy to continue to expand, with strong AI related investment with no sign of slowing down

- The labor market is softening, affecting real disposable income growth. However, consumer spending is holding up with tariffs driving the cost of core goods.	- Forecast provided by Oxford Economics

- Uncertainty around economic forecasts prior to the change in administration.

- Forecasted GDP growth with expectations that imports will be front-loaded ahead of tariffs.

- Path of monetary policy is uncertain with anticipation of rate cuts skewing towards fewer.
Reasonable and supportable period and related reversion period	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method
Forecasted macro-economic variables	- Unemployment ranging from 4.1% to 4.4% - GDP growth forecast of 2.0% -Prime rate is 6.75%, declining to 6.25% at the end of the supportable forecast	- Unemployment ranging from 4.2% and 4.3% - GDP growth forecast of 2.6% - Prime rate is 7.5%, with a 25 basis point decline each quarter of the supportable forecast period
Prepayment assumptions	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of 18.3% - Consumer loan and credit card prepayment speeds of 15.0%	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of 18.3% - Consumer loan and credit card prepayment speeds of 15.0%
Qualitative factors
Qualitative adjustments for:
- Impact of inflation, tariffs, and interest rates on borrower ability to repay

- Economic, government policy, and geopolitical uncertainties

- Changes in portfolio composition, concentrations, and underwriting standards

Qualitative adjustments for:
- Economic uncertainty related to geopolitical risks and upcoming change in administration

- Ongoing impact of inflation and increased rate environment on customer ability to repay

- Changes in portfolio composition, concentrations, and underwriting standards

The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The unfunded commitments allowance is included within other liabilities on the consolidated balance sheets.
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macro-economic environment. The forecasted macro-economic environment continuously changes which can cause fluctuations in estimated expected losses.

The following is a summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the years ended December 31, 2025 and 2024. Included within commercial loans are the following pools – real estate development & construction, commercial real estate (CRE), owner-occupied CRE, commercial & industrial (C&I), and multifamily residential loans. Included within residential real estate are 1-4 family residential and home equity loans. Included within individual loans are consumer and credit card loans.

	December 31, 2025
			Commercial real estate		Residential real estate		Consumer		Total
	Construction & development	Commercial, financial, & agricultural	Non-owner occupied commercial real estate	Owner occupied commercial real estate	Residential mortgage loans	Home equity lines of credit	Consumer credit card	All other consumer credit
Allowance for credit losses on loans	(dollars in thousands)
Balance at beginning of year	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Provision for credit losses on loans	855	3,396	235	701	5,439	1,097	2,964	(5,231)	9,456
Loans charged off	(14)	(4,749)	(816)	(384)	(731)	(64)	(3,452)	(10,986)	(21,196)
Recoveries on loans previously charged off	23	912	403	3	162	4	995	4,633	7,135
Balance at end of year	$14,983	$23,474	$24,637	$10,260	$48,341	$5,542	$8,806	$13,631	$149,674
Liability for unfunded commitments
Balance at beginning of year	165	161	6	10	7	135	—	—	484
Provision for credit losses on unfunded lending commitments	(61)	(45)	2	(3)	2	(30)	—	—	(135)
Balance at end of year	$104	$116	$8	$7	$9	$105	$—	$—	$349
Allowance for credit losses on loans and liability for unfunded lending commitments	$15,087	$23,590	$24,645	$10,267	$48,350	$5,647	$8,806	$13,631	$150,023

	December 31, 2024
			Commercial real estate		Residential real estate		Consumer		Total
	Construction & development	Commercial, financial, & agricultural	Non-owner occupied commercial real estate	Owner occupied commercial real estate	Residential mortgage loans	Home equity lines of credit	Consumer credit card	All other consumer credit
Allowance for credit losses on loans	(dollars in thousands)
Balance at beginning of year	$17,571	$21,180	$23,464	$9,626	$39,214	$4,885	$8,071	$30,798	$154,809
Provision for credit losses on loans	(2,593)	6,043	3,156	(201)	4,274	(388)	3,437	948	14,676
Loans charged off	(950)	(6,900)	(1,821)	(5)	(355)	(11)	(3,894)	(10,929)	(24,865)
Recoveries on loans previously charged off	91	3,592	16	520	338	19	685	4,398	9,659
Balance at end of year	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Liability for unfunded commitments
Balance at beginning of year	139	206	14	8	13	188	—	—	568
Provision for credit losses on unfunded lending commitments	26	(45)	(8)	2	(6)	(53)	—	—	(84)
Balance at end of year	$165	$161	$6	$10	$7	$135	$—	$—	$484
Allowance for credit losses on loans and liability for unfunded lending commitments	$14,284	$24,076	$24,821	$9,950	$43,478	$4,640	$8,299	$25,215	$154,763

Age Analysis of Past Due and Nonaccrual Loans
The Company considers loans past due on the day following the contractual repayment date if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2025 and 2024. Balances in the tables below represent total unpaid principal balances gross of unearned and unamortized loan fees and costs.

	December 31, 2025
	Current or less than 30 days past due	30 - 89 days past due	90 days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$570,668	$-	$-	$81	$570,749
Commercial, financial & agricultural	1,751,575	4,097	34	5,581	1,761,287
Non-owner-occupied commercial real estate	3,137,206	4,056	-	9,007	3,150,269
Owner-occupied commercial real estate	1,575,921	1,797	-	2,542	1,580,260
Total commercial real estate	4,713,127	5,853	-	11,549	4,730,529
Total commercial loans	7,035,370	9,950	34	17,211	7,062,565
Residential mortgage loans	3,283,403	12,943	862	23,893	3,321,101
Home equity lines of credit	408,114	1,361	167	1,203	410,845
Consumer credit card	96,988	1,042	280	-	98,310
Other consumer loans	539,260	9,779	-	2,356	551,395
Total residential and consumer loans	4,327,765	25,125	1,309	27,452	4,381,651
Total loans held for investment	$11,363,135	$35,075	$1,343	$44,663	$11,444,216

	December 31, 2024
	Current or less than 30 days past due	30 - 89 days past due	90 days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$552,127	$305	$-	$244	$552,676
Commercial, financial & agricultural	1,856,053	15,636	256	2,961	1,874,906
Non-owner-occupied commercial real estate	3,183,234	7,642	-	6,889	3,197,765
Owner-occupied commercial real estate	1,567,254	1,561	-	4,140	1,572,955
Total commercial real estate	4,750,488	9,203	-	11,029	4,770,720
Total commercial loans	7,158,668	25,144	256	14,234	7,198,302
Residential mortgage loans	3,070,437	17,780	2,745	14,798	3,105,760
Home equity lines of credit	346,367	1,458	149	1,037	349,011
Consumer credit card	91,539	1,957	329	-	93,825
Other consumer loans	883,940	13,587	-	5,925	903,452
Total residential and consumer loans	4,392,283	34,782	3,223	21,760	4,452,048
Total loans held for investment	$11,550,951	$59,926	$3,479	$35,994	$11,650,350
Nonaccruing loans at December 31, 2025 and 2024 totaled approximately $44.7 million and $36.0 million, respectively. At December 31, 2025 and 2024, the Company had $16.9 million and $11.3 million, respectively, of non-accrual business loans that had no allowance for credit losses because the loans have been charged down to the fair value. The interest income recorded on nonaccrual loans was approximately $1.4 million and $1.2 million in 2025 and 2024, respectively.
The following table provides information about the credit quality of the loan portfolio using the Company’s internal rating system reflecting management’s risk assessment. The pass category consists of a range of loan grades that reflect low to moderate, though still acceptable, risk. Loans are placed on watch status when (1) one or more weaknesses which could jeopardize timely liquidation exists; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. Loans are placed on nonaccrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection.
Loans are analyzed for risk rating updates as part of the annual credit review process. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenant or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Watch, Substandard or Non-accrual may be subject to more frequent review and monitoring processes. In addition to the regular monitoring performed by the market lending personnel and credit committees, loans are subject to review by the Loan Review Department which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.
The risk category of loans in the portfolio as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total

	(dollars in thousands)
Construction and development
Pass	$165,449	$207,312	$27,395	$71,348	$36,631	$17,334	$32,568	$558,037
Watch	529	244	1,486	3,490	-	-	-	5,749
Substandard	-	-	4,095	2,266	-	521	-	6,882
Non-accrual	-	-	-	-	-	81	-	81
Total construction and development	165,978	207,556	32,976	77,104	36,631	17,936	32,568	570,749
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	14	-	14
Commercial, financial & agricultural
Pass	383,642	257,121	147,877	154,197	94,111	211,879	475,596	1,724,423
Watch	1,883	1,294	891	652	98	204	1,082	6,104
Substandard	1,981	1,428	1,113	1,242	7,922	11,211	282	25,179
Non-accrual	38	47	1,439	2,990	47	315	705	5,581
Total commercial, financial & agricultural	387,544	259,890	151,320	159,081	102,178	223,609	477,665	1,761,287
Gross write-offs for the year ended December 31, 2025	1,393	358	1,148	824	100	746	180	4,749
Non-owner-occupied commercial real estate
Pass	417,956	257,298	270,435	572,181	421,783	1,063,545	33,545	3,036,743
Watch	-	527	237	6,487	-	49,660	387	57,298
Substandard	-	921	-	23,488	9,538	13,274	-	47,221
Non-accrual	-	-	-	6,164	25	2,818	-	9,007
Total non-owner-occupied commercial real estate	417,956	258,746	270,672	608,320	431,346	1,129,297	33,932	3,150,269
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	816	-	816
Owner-occupied commercial real estate
Pass	231,225	132,459	110,736	173,201	235,419	517,212	111,649	1,511,901
Watch	1,133	1,154	4,080	3,006	5,634	16,519	1,229	32,755
Substandard	418	2,050	3,623	15,059	904	9,137	1,871	33,062
Non-accrual	-	-	72	1,182	259	1,029	-	2,542
Total owner-occupied commercial real estate	232,776	135,663	118,511	192,448	242,216	543,897	114,749	1,580,260
Gross write-offs for the year ended December 31, 2025	-	-	-	384	-	-	-	384

	December 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential mortgage loans
Accrual	912,652	544,631	429,302	529,876	394,244	440,662	45,841	3,297,208
Non-accrual	510	4,328	8,425	3,002	4,121	3,507	-	23,893
Total residential mortgage loans	913,162	548,959	437,727	532,878	398,365	444,169	45,841	3,321,101
Gross write-offs for the year ended December 31, 2025	263	30	189	158	91	-	-	731
Home equity lines of credit
Accrual	1,061	16	598	99	249	2,707	404,912	409,642
Non-accrual	-	-	-	-	-	-	1,203	1,203
Total home equity lines of credit	1,061	16	598	99	249	2,707	406,115	410,845
Gross write-offs for the year ended December 31, 2025	25	-	-	-	-	-	39	64
Consumer credit card
Current	-	-	-	-	-	-	96,988	96,988
30-89 days	-	-	-	-	-	-	1,042	1,042
90+ days	-	-	-	-	-	-	280	280
Total consumer credit card	-	-	-	-	-	-	98,310	98,310
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,452	3,452
Other consumer loans
Current	108,542	103,299	109,084	95,649	46,525	36,933	39,228	539,260
30-89 days	647	1,573	2,400	2,872	1,424	863	-	9,779
90+ days	-	-	-	-	-	-	-	-
Non-accrual	201	259	673	605	360	258	-	2,356
Total other consumer loans	109,390	105,131	112,157	99,126	48,309	38,054	39,228	551,395
Gross write-offs for the year ended December 31, 2025	3,172	1,201	2,004	2,112	1,285	1,212	-	10,986
Total loans	$2,227,867	$1,515,961	$1,123,961	$1,669,056	$1,259,294	$2,399,669	$1,248,408	$11,444,216
Total gross write-offs for the year ended December 31, 2025	4,853	1,589	3,341	3,478	1,476	2,788	3,671	21,196

	December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total

	(dollars in thousands)
Construction and development
Pass	$141,672	$97,331	$148,049	$101,162	$10,934	$13,752	$23,394	$536,294
Watch	248	3,824	11,509	-	-	-	2	15,583
Substandard	-	-	-	-	8	547	-	555
Non-accrual	-	-	141	-	89	14	-	244
Total construction and development	141,920	101,155	159,699	101,162	11,031	14,313	23,397	552,676
Gross write-offs for the year ended December 31, 2024	-	-	950	-	-	-	-	950
Commercial, financial & agricultural
Pass	399,016	252,671	235,271	178,160	90,397	184,191	494,970	1,834,676
Watch	219	877	5,160	9,378	39	210	401	16,285
Substandard	1,137	1,989	4,036	1,035	522	12,110	157	20,986
Non-accrual	48	2,222	275	53	89	122	152	2,961
Total commercial, financial & agricultural	400,419	257,760	244,741	188,626	91,047	196,633	495,680	1,874,906
Gross write-offs for the year ended December 31, 2024	4,930	195	468	455	66	232	554	6,900
Non-owner-occupied commercial real estate
Pass	329,446	270,243	649,423	459,990	319,782	1,005,568	27,534	3,061,986
Watch	-	500	28,246	13,743	11,164	53,734	916	108,303
Substandard	-	-	6,219	585	3,524	10,260	-	20,587
Non-accrual	-	-	-	493	-	6,395	-	6,889
Total non-owner-occupied commercial real estate	329,446	270,743	683,888	474,812	334,469	1,075,957	28,450	3,197,765
Gross write-offs for the year ended December 31, 2024	-	-	-	-	-	1,821	-	1,821
Owner-occupied commercial real estate
Pass	135,833	121,103	212,907	270,841	127,911	552,786	100,158	1,521,540
Watch	638	6,155	5,673	2,854	5,867	4,477	1,390	27,054
Substandard	1,752	229	5,076	464	2,519	8,405	1,777	20,222
Non-accrual	-	329	568	281	688	2,256	18	4,140
Total owner-occupied commercial real estate	138,223	127,817	224,225	274,440	136,984	567,923	103,343	1,572,955
Gross write-offs for the year ended December 31, 2024	-	-	5	-	-	-	-	5
Residential mortgage loans
Accrual	820,205	604,332	639,140	458,728	192,384	342,663	33,509	3,090,961
Non-accrual	1,055	3,633	3,650	2,235	594	3,631	-	14,798
Total residential mortgage loans	821,260	607,965	642,790	460,963	192,979	346,294	33,509	3,105,760
Gross write-offs for the year ended December 31, 2024	-	-	313	-	-	42	-	355
Home equity lines of credit
Accrual	1,176	692	207	-	-	2,929	342,970	347,974
Non-accrual	-	-	-	124	-	-	913	1,037
Total home equity lines of credit	1,176	692	207	124	-	2,929	343,883	349,011
Gross write-offs for the year ended December 31, 2024	-	-	-	-	-	2	9	11

	December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Consumer credit card
Current	-	-	-	-	-	-	91,539	91,539
30-89 days	-	-	-	-	-	-	1,957	1,957
90+ days	-	-	-	-	-	-	329	329
Total consumer credit card	-	-	-	-	-	-	93,825	93,825
Gross write-offs for the year ended December 31, 2024	-	-	-	-	-	-	3,894	3,894
Other consumer loans
Current	328,142	175,298	169,605	91,594	48,299	20,552	50,451	883,941
30-89 days	1,305	3,608	4,220	2,639	1,141	674	-	13,587
90+ days	-	-	-	-	-	-	-	-
Non-accrual	291	1,206	2,055	1,147	651	575	-	5,925
Total other consumer loans	329,739	180,111	175,880	95,380	50,091	21,801	50,451	903,452
Gross write-offs for the year ended December 31, 2024	211	2,935	3,850	2,378	1,079	476	-	10,929
Total loans	$2,162,183	$1,546,243	$2,131,428	$1,595,506	$816,602	$2,225,849	$1,172,537	$11,650,350
Total gross write-offs for the year ended December 31, 2024	5,141	3,130	5,586	2,833	1,145	2,573	4,457	24,865
Collateral-dependent loans
The Company’s collateral-dependent loans are comprised of loans where repayment of the loan is dependent on the sale or operation of the collateral. The Company requires that collateral-dependent loans be either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2025 and 2024, by the expected source of repayment.

	December 31, 2025
	Real estate	Business assets	Total
	(dollars in thousands)
Construction and development	$2,530	$-	$2,530
Commercial, financial & agricultural	-	4,404	4,404
Non-owner-occupied commercial real estate	9,029	-	9,029
Owner-occupied commercial real estate	4,049	-	4,049
Residential mortgage loans	616	-	616
Total	$16,224	$4,404	$20,628

	December 31, 2024
	Real estate	Business assets	Total
	(dollars in thousands)
Construction and development	$1,417	$-	$1,417
Commercial, financial & agricultural	341	-	341
Non-owner-occupied commercial real estate	7,239	-	7,239
Owner-occupied commercial real estate	3,800	-	3,800
Residential mortgage loans	2,777	47	2,824
Total	$15,576	$47	$15,623

Modifications for borrowers experiencing financial difficulty
The Company adopted ASU 2022-02 on January 1, 2023, which required that the Company evaluate whether modifications represent a new loan or a continuation of existing loans. When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower to assist the borrower in repaying principal and interest owed to the Company.
The Company’s modification of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate, or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.
The following tables present the amortized cost of loans that were modified during the years ended December 31, 2025 and 2024.

	December 31, 2025
	Term extension	Payment delay	Interest rate reduction	Interest/fees forgiven	Other	Total	% of Total loan category
	(dollars in thousands)
Construction and development	$4,176	$-	$-	$-	$2,107	$6,283	1.10%
Commercial, financial, & agricultural	4,903	812	161	-	233	6,109	0.35%
Non-owner-occupied commercial real estate	16,665	-	-	-	5,663	22,328	0.71%
Owner-occupied commercial real estate	8,607	1,537	4,606	1,209	-	15,959	1.01%
Total commercial real estate	25,272	1,537	4,606	1,209	5,663	38,287	0.81%
Residential mortgage loans	4,429	897	2,687	50	410	8,473	0.26%
Home equity lines of credit	765	-	-	-	-	765	0.19%
Total residential real estate	5,194	897	2,687	50	410	9,238	0.25%
All other consumer	161	-	403	-	-	564	0.09%
Total	$39,706	$3,246	$7,857	$1,259	$8,413	$60,481	0.53%

	December 31, 2024
	Term extension	Payment delay	Interest rate reduction	Interest/fees forgiven	Other	Total	% of Total loan category
	(dollars in thousands)
Construction and development	$2,710	$-	$-	$2,126	$556	$5,392	0.62%
Commercial, financial, & agricultural	3,927	-	-	185	-	4,112	0.22%
Non-owner-occupied commercial real estate	11,531	2,869	690	5,663	-	18,800	1.03%
Owner-occupied commercial real estate	6,015	610	-	-	-	6,625	0.42%
Total commercial real estate	17,547	3,479	690	5,663	-	27,379	0.57%
Residential mortgage loans	3,167	1,217	1,036	-	-	5,419	0.19%
Home equity lines of credit	876	-	-	-	-	876	0.25%
Residential real estate	4,043	1,217	1,036	-	-	6,295	0.20%
All other consumer	586	317	78	-	-	981	0.11%
Total	$28,812	$5,013	$1,804	$7,974	$556	$44,159	0.38%
The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical experience on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a change to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are placed on nonaccrual status, the Company determines the allowance for credit losses on an individual evaluation, using the same process that it utilizes for other loans on nonaccrual status.

If a loan to a borrower experiencing financial difficulty is modified and full and timely collection becomes uncertain, the allowance for credit losses continues to be based on individual evaluation, if that loan is already on nonaccrual status. For those loans, the allowance for credit losses is estimated using discounted expected cash flows or the fair value of collateral. If an accruing loan made to a borrower experiencing financial difficulty is modified and subsequently deemed uncollectible, the loan’s risk rating is downgraded to nonaccrual status and the loan’s related allowance for credit losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begin.
The following tables summarize the financial impact of loan modifications and payment deferrals during the year ended December 31, 2025 and 2024.

	December 31, 2025
	Interest/fees forgiveness	Weighted-average months of deferred payments	Weighted-average months of term extensions	Weighted-average interest rate reduction
Construction and development	$-	-	4	-%
Commercial, financial, & agricultural	2	4	11	6.00%
Non-owner-occupied commercial real estate	-	-	14	-%
Owner-occupied commercial real estate	8	-	9	6.00%
Residential real estate	3	4	30	6.83%
Home equity lines of credit	-	-	11	-%
All other consumer	-	-	-	6.96%
Total	$13

	December 31, 2024
	Interest/fees forgiveness	Weighted-average months of deferred payments	Weighted-average months of term extensions	Weighted-average interest rate reduction
Construction and development	$5	-	11	-%
Commercial, financial, & agricultural	112	-	9	-%
Non-owner-occupied commercial real estate	1	12	24	7.00%
Owner-occupied commercial real estate	-	73	24	-%
Residential real estate	-	17	17	5.67%
Home equity lines of credit	-	-	11	-%
All other consumer	-	3	12	7.24%
Total	$118
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2025 and were modified on or after January 1, 2025 through December 31, 2025. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal.

	December 31, 2025
	Term extension	Payment delay	Interest rate reduction	Interest/fee forgiveness	Other	Total
	(dollars in thousands)
Construction and development	$118	$-	$-	$-	$-	$118
Commercial, financial, & agricultural	1,043	-	115	-	43	1,202
Non-owner-occupied commercial real estate	496	-	-	-	6,069	6,565
Owner-occupied commercial real estate	726	1,122	-	-	-	1,849
Total commercial real estate	1,222	1,122	-	-	6,069	8,414
Residential mortgage loans	1,817	274	578	49	-	2,718
Home equity lines of credit	-	-	-	-	-	-
Total residential real estate	1,817	274	578	49	-	2,718
All other consumer	169	-	145	-	-	314
Total	$4,369	$1,396	$838	$49	$6,112	$12,766

The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and were modified on or after January 1, 2024 through December 31, 2024.

	December 31, 2024
	Term extension	Payment delay	Interest rate reduction	Interest/fee forgiveness	Other	Total
	(dollars in thousands)
Construction and development	$-	$-	$-	$-	$-	$-
Commercial, financial, & agricultural	63	-	17	-	-	80
Non-owner-occupied commercial real estate	3,790	-	-	-	-	3,790
Owner-occupied commercial real estate	820	-	-	-	-	820
Total commercial real estate	4,609	-	-	-	-	4,609
Residential mortgage loans	480	-	77	-	-	558
Home equity lines of credit	-	-	-	-	-	-
Total residential real estate	480	-	77	-	-	559
All other consumer	82	-	127	-	-	209
Total	$5,235	$-	$221	$-	$-	$5,457
The Company had commitments of $0.6 million and $1.0 million at December 31, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans.
(4)    Mortgage Banking Activities
The Company originates mortgage loans and sells those loans to the FHLMC, FNMA, GNMA, and private investors. Typically, these loans are sold with servicing retained by the Bank. Loans sold with servicing retained in 2025 and 2024 aggregated $413.3 million and $255.0 million, respectively. Loans serviced for investors aggregated $4.59 billion and $4.70 billion at December 31, 2025 and 2024, respectively.
Included in mortgage banking revenues in the accompanying consolidated statements of income for 2025 and 2024 are the following:

	December 31,
	2025	2024
	(dollars in thousands)
Gains on sale of mortgage loans	$27,121	$26,090
Fees on real estate loans sold	1,907	3,279
(Losses) gains on interest rate lock commitments (IRLC) and associated hedging¹	(1,003)	589
Servicing fees	11,546	12,122
Mortgage banking revenues	$39,571	42,080
[1] For more information on this item, see "Note 1, Summary of Significant Accounting Policies—Derivative Financial Instruments," to our consolidated financial statements.
Included in gains on sales of mortgage loans during 2025 and 2024 are capitalized mortgage servicing rights aggregating $5.0 million and $2.9 million, respectively.
The following assumptions were used in determining the fair value of the capitalized mortgage servicing rights:

	December 31,
	2025	2024
Discount rate	9.16%	9.31%
Prepayment speed	7.10%	7.00%
Delinquency rate	0.86%	0.79%

A summary of the mortgage servicing rights is as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Balance at beginning of year	$30,423	$33,876
Capitalized mortgage servicing rights	5,039	2,866
Amortization	(6,071)	(6,319)
Change in valuation allowance	-	-
Balance at end of year	$29,391	$30,423
Servicing asset values are sensitive to interest rates and loan prepayment behavior. A decline in market interest rates generally increases borrower prepayments, which can reduce the expected future cash flows and the fair value of servicing assets. If necessary, a valuation allowance would be added, through a charge to earnings, to the extent the amortized cost exceeds the estimated fair value. The valuation allowance at each of December 31, 2025 and 2024 was $0.
The Company evaluates its mortgage servicing rights for impairment on a monthly basis. The classes for evaluation are based on the risk characteristics of the underlying loans, including but not limited to, loan structure, loan term, and interest rate profile. There were no changes to the predominant risk characteristics or the resulting stratification of mortgage servicing rights during the periods presented.
The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2025 (in thousands). The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment speeds, and other market conditions.

2026	$3,845
2027	3,443
2028	3,094
2029	2,765
Thereafter	16,243
(5)    Land, Buildings, and Equipment
A summary of land, buildings, and equipment at December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Land	$58,316	59,321
Buildings and improvements	306,067	294,479
Equipment	67,410	64,649
Right of use assets, net of amortization	31,281	30,187
Total land, buildings and equipment	463,074	448,636
Less accumulated depreciation	247,143	233,320
Total land, buildings and equipment, net	$215,931	215,316
The following table shows the estimated future depreciation expense based on existing asset balances as of December 31, 2025 (in thousands):

2026	$14,763
2027	12,515
2028	11,387
2029	10,066
2030	8,840
Thereafter	68,762

Depreciation of buildings charged to operating expense was approximately $8.3 million and $8.4 million in 2025 and 2024, respectively, and is included in net occupancy expense on the consolidated statements of income. Depreciation of equipment charged to operating expense was approximately $7.3 million and $7.4 million in 2025 and 2024, respectively, and is included in equipment expense on the consolidated statements of income.
(6)    Goodwill and Intangible Assets
Effective for the year ended December 31, 2025, the Company updated its reportable segments. As a result of this change, the Company revised its goodwill disclosure to present goodwill allocated to the Consumer and Commercial reportable segments in accordance with ASC 350‑20‑50‑1. This revision reflects a change in presentation and disclosure only and does not affect the total carrying amount of goodwill or any prior goodwill impairment assessments. Refer to "Note 19, Business Segment Reporting," to our consolidated financial statements for additional details regarding the segment realignment.
Goodwill is now presented for the Company’s three reportable segments—Consumer, Commercial, and Wealth Management—to align with the segment structure used for reporting under ASC Topic 280. The following table summarizes the Company's goodwill and core deposit intangible assets:

	December 31,
	2025			2024
	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
	(dollars in thousands)
Amortizable intangible assets:
Core deposit intangible assets	$20,498	$(18,304)	$2,194	$26,052	$(20,930)	$5,122
Trust customer intangible asset	6,100	(4,866)	1,233	6,100	(4,569)	1,531
Total amortizable intangible assets	$26,598	$(23,170)	$3,427	$32,152	$(25,499)	$6,653
Goodwill:
Consumer	$126,095	$-	$126,095	$126,095	$-	$126,095
Commercial	210,331	-	210,331	210,331	-	210,331
Wealth Management	11,811	-	11,811	11,811	-	11,811
Total goodwill	$348,237	$-	$348,237	$348,237	$-	$348,237
Aggregate amortization expense on core deposit and other intangible assets for the years ended December 31, 2025 and 2024 was $3.2 million and $3.4 million, respectively. The following table shows the estimated future amortization expense for the next five years based on existing asset balances and the interest rate environment as of December 31, 2025 (in thousands). The Company’s actual amortization expense in any given period may be different from the estimated amounts depending on the addition of new intangible assets and other market conditions.

2026	$2,483
2027	280
2028	271
2029	252
2030	141
Total	$3,427

(7)    Income Taxes
The Company's income from continuing operations is derived entirely from domestic sources. The components of income tax expense related to continuing operations for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Current income tax expense:
Federal	$103,748	$88,526
State	15,398	6,044
Total current income tax expense	119,146	94,570
Deferred income tax expense:
Federal	(2,923)	(5,656)
State	(518)	(1,004)
Total deferred income tax expense	(3,441)	(6,660)
Total income tax expense:
Federal	100,825	82,870
State	14,880	5,040
Total income tax expense on operations	$115,705	$87,910
The components of income tax expense record directly to shareholders' equity for the years ended 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Unrealized gain on AFS debt securities	$34,270	$34,309
Accumulated pension loss	4,248	5,653
Income tax expense allocated to shareholders' equity	$38,518	$39,962
The reasons for the difference between the effective tax rates of 22.8% and 22.3% for 2025 and 2024, respectively, and the current federal statutory income tax rate of 21%, are as follows:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax expense at federal statutory rate	$106,375	21.0%	$82,681	21.0%
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(2,517)	(0.5)%	(2,165)	(0.6)%
Other tax-exempt income	(143)	-%	(134)	-%
Dividend exclusion	(35)	-%	(41)	-%
State income taxes, net of federal income tax and excluding state credits[1]	12,553	2.5%	10,103	2.6%
Nondeductible expenses	1,433	0.3%	819	0.2%
Partnership Amortization	3,993	0.8%	6,189	1.6%
Tax credits[2]	(5,689)	(1.1)%	(9,528)	(2.4)%
Changes in unrecognized tax benefits	-	-%	100	-%
Other, net	(265)	(0.1)%	(114)	-%
Total income tax expense	$115,705	22.8%	$87,910	22.3%
¹ Missouri accounted for the majority of our state income tax expense.
² Tax credits were comprised primarily of Low Income Housing Tax Credits, totaling $4.6 million in 2025 and $8.8 million in 2024

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
	(dollars in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$35,766	$36,901
Accrued expenses	25,958	26,983
Buildings and equipment	711	928
Unrealized loss on available-for-sale securities	11,303	45,573
Core deposit intangible	1,201	749
Unearned revenue	297	526
Total gross deferred tax assets	75,236	111,660
Deferred tax liabilities:
Prepaid pension expense	10,802	10,602
Mortgage servicing rights	7,007	7,253
Goodwill	37,014	35,924
Lease financing	22,063	29,502
Unrealized gain on equity securities	909	698
Capitalized loan costs	1,766	1,214
Defined benefit plan	6,021	1,773
Other	1,399	1,362
Total gross deferred tax liabilities	86,981	88,328
Net deferred taxes	$(11,745)	$23,332
The Company has not recorded a valuation allowance related to the net deferred tax assets at December 31, 2025 or 2024 due to historical and expected future earnings of the Company.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and related interest and penalties accordingly. Unrecognized tax benefits remained the same during 2025, totaling $1.5 million at December 31, 2025.
Federal net operating loss (NOL) carryovers were acquired in certain acquisitions. The remaining amount of NOL carryover is $0.5 million and $0.6 million as of December 31, 2025 and 2024, respectively. The NOL expires in 2033. The annual use of the NOL is limited and the Company expects to use the remaining carryover before expiration.
The Company’s U.S. federal tax returns for years prior to 2022 are no longer subject to examination by federal tax authorities, and with few exceptions, state tax returns prior to 2022 are no longer subject to examination by state tax authorities.
The following table presents income taxes paid by jurisdiction in amounts exceeding 5% of total income taxes paid, net of refunds for 2025 and 2024. As required by ASU 2023‑09, these amounts are presented on a net‑of‑refund basis, whereas cash paid for income taxes for the 2024 period reported in the Consolidated Statements of Cash Flows was presented on a gross basis.

	December 31,
	2025	2024
	(dollars in thousands)
Federal	$124,250	$77,200
Missouri	15,629	8,395
Other, net	4,501	2,953
Total income taxes paid	$144,380	$88,548

(8)    Deposits
Maturities of time deposits are as follows at December 31, 2025 (in thousands):

2026	$1,545,913
2027	59,624
2028	17,204
2029	8,133
2030	4,052
Thereafter	152
$1,635,078
Time deposits include certificates of deposit of $250 thousand and over, totaling approximately $547.4 million and $536.7 million at December 31, 2025 and 2024, respectively. Interest expense on such deposits amounted to $17.6 million and $20.0 million in 2025 and 2024, respectively.
Deposits from related parties were $284.6 million and $230.7 million at December 31, 2025 and 2024, respectively.
(9)    Customer Repurchase Agreements
The Company’s obligation to repurchase securities sold at December 31, 2025 and 2024 totaled $945.8 million and $906.8 million, respectively. These are short-term borrowings that generally have one day maturities. Information concerning securities sold under agreements to repurchase during the year is as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Average monthly balance during the year	$888,197	865,928
Maximum month-end balance during the year	946,635	919,153
Average interest rate during the year	2.22%	2.39%
Assets and liabilities relating to securities purchased under agreements to resell and securities sold under agreements to repurchase (“customer repurchase agreements”) are presented gross in the consolidated balance sheet and the Company is not party to any offsetting arrangements associated with these agreements. Resale and repurchase agreements to purchase/sell securities are subject to an obligation to resell/repurchase the same or similar securities and are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party but is usually delivered to and held by third party trustees.
The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	December 31, 2025
	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$29,667	$-	$-	$29,667
Government-sponsored enterprise obligations	9,181	-	-	9,181
Mortgage-backed securities	906,962	-	-	906,962
Total repurchase agreements, gross amount recognized	$945,811	$-	$-	$945,811

(10)    Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan, the Central Bancompany, Inc. Retirement Plan (the Plan), available to qualified employees, as defined under the Plan. On November 14, 2018, the Company’s Board of Directors approved an amendment to freeze the Plan, effective December 31, 2018. After December 31, 2018, participants in the Plan stopped accruing additional benefits for future service or compensation. Participants retained benefits accumulated as of December 31, 2018, in accordance with the terms of the Plan.
As part of its ongoing strategy to manage pension obligations, the Company purchased two separate group annuity contracts during the year ended December 31, 2024, to settle a portion of its defined benefit pension liability. On August 28, 2024, the Company purchased a group annuity contract from Pacific Life Insurance Company to settle pension liabilities related to approximately 1,104 retirees and beneficiaries. The annuity covered benefits totaling $81.8 million, reducing the Company’s pension obligation by an equivalent amount. On December 5, 2024, the Company purchased an additional group annuity contract from Pacific Life Insurance Company to settle further pension obligations. This annuity covered the benefits of approximately 43 retirees and beneficiaries, with a corresponding reduction in the pension liability of $16.9 million. As of the date of the annuity purchases, the Company has no further obligation for the settled benefits, as the responsibility for payment of benefits now rests with the annuity provider.
In addition to the annuity purchase placements, the Company offered eligible terminated, vested pension plan participants as well as eligible active employee pension plan participants who have reached the age of 59.5 years old, an option to elect a one-time voluntary lump sum window distribution equal to the present value of the participant’s pension benefit, in settlement of all future pension benefits to which they would otherwise have been entitled. Payments were distributed to participants who accepted the lump sum offer in December 2024 from the assets of the Pension Plan. The Company paid out benefits, via lump sum distribution, of approximately 248 terminated vested and eligible active participants resulting in a reduction in the pension liability of $21.6 million.
The annuity purchases and lump sum distributions were made to reduce the Company's exposure to future pension funding volatility. The settlement related to the annuity purchases and lump sum distributions resulted in a total decrease in the Company’s pension liability by $120.3 million. The Company recognized a gain on settlement of $2.7 million in the fourth quarter of 2024. The gain was actuarially determined based on the acceleration of the recognition of the accumulated unrecognized actuarial gain associated with the Pension Plan. The settlement was recorded under the provisions of ASC 715-30, Compensation—Retirement Benefits—Defined Benefit Plans, and is included in the Company's pension income for the period.
The remaining pension liability after the settlement was $114.9 million, and the Company continues to manage the pension plan's remaining obligations in accordance with its funding policy.
The Company’s funding policy is to contribute funds to an account maintained by the pension plan trustee, as necessary, to provide for the normal cost and amortization of the unfunded actuarial accrued liability. To the extent that these costs are fully covered by assets in the trust, a contribution might not be made in a particular year.
Assets held in the Plan are primarily government and government agency obligations, common stock, corporate bonds, mutual funds, and money market accounts. Certain executives also participate in a supplemental pension plan (the SERP) that the Company funds only as retirement benefits are disbursed. The SERP carries no segregated assets.
Benefit obligations of the SERP are shown in the table immediately below. In all other tables presented, the pension plan and the SERP are presented on a combined basis, even though the SERP is unfunded.

	December 31,
	2025	2024
	(dollars in thousands)
Projected benefit obligation	$14,159	$15,216
Cumulative contributions in excess of net periodic benefit cost	17,289	17,862

The following items are components of net pension cost for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(dollars in thousands)
Interest cost on projected benefit obligation	$6,328	$11,623
Expected return on plan assets	(6,366)	(10,431)
Amortization of net (gain)	(108)	(55)
Settlement gain recognized	-	(2,736)
Net periodic pension cost	$(146)	$(1,599)
The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at prior valuation date	$114,900	$248,480
Interest cost	6,328	11,623
Plan settlements	-	(120,303)
Benefits paid	(6,607)	(14,273)
Actuarial (gain)	(1,954)	(10,627)
Projected benefit obligation at valuation date	112,667	114,900
Change in plan assets:
Fair value of plan assets at beginning of year	148,948	255,854
Actual return on plan assets	22,341	26,307
Employer contributions	1,265	1,363
Plan settlements	-	(120,303)
Benefits paid	(6,607)	(14,273)
Fair value of plan assets at end of year	165,947	148,948
Funded status and net amount recognized	$53,280	$34,048
Amounts recognized on the December 31, 2025 and 2024 consolidated balance sheets are as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Prepaid pension asset	$45,312	$44,473
Accrued benefit/(liability)	7,968	(10,425)
Net amount recognized	$53,280	$34,048
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss, on a pretax basis, at December 31, 2025 are as follows:

December 31, 2025
(dollars in thousands)
Accumulated other comprehensive income, pretax	$25,255
Cumulative employer contributions in excess of net periodic benefit cost	28,025
Net amount recognized	$53,280

The following weighted average assumptions have been used at December 31, 2025 and 2024:

	December 31,
	2025	2024
Determination of benefit obligation at year-end:
Discount rate	5.80%	5.70%
Determination of net periodic benefit cost for the year ended:
Discount rate	5.70%	5.50%
Expected long-term rate of return on plan assets	4.50%	4.50%
The expected return on pension plan assets is developed using inflation expectations and risk factors to arrive at a long-term nominal expected return for each asset class. The nominal expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets.
The following table shows the Company’s employer contributions and benefits paid for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(dollars in thousands)
Employer contributions	$1,265	1,363
Benefits paid	6,607	14,273
The weighted average asset allocations as of December 31, 2025 and 2024, by asset category, are as follows:

	Plan assets as of December 31,
	2025	2024
Equity securities	-%	50%
Fixed income	60%	49%
Cash and equivalents	40%	1%
Total	100%	100%
The Plan’s Investment Policy focuses on efficient allocation of capital among various asset classes to create a diversified portfolio in order to achieve the Plan’s investment return objective of 4.5%. In making capital allocation decisions, the Trustee considers the expected return, standard deviation, and correlation of returns of various asset classes, as well as the current term structure of interest rates and current market conditions. In order to generate sufficient returns to meet actuarial estimates of the Plan’s future obligations, the majority of the Plan’s assets are typically invested in asset classes with higher expected rates of return, specifically equity securities. In order to limit risk, a lesser allocation is made to fixed income securities. Within strict policy ranges, the Trustee has discretion to increase or decrease the equity and fixed income allocations in response to changing market conditions. The Plan allocates a small percentage to real assets in the form of precious metals trusts.
The following benefit payments are expected to be paid (in thousands):

2026	$6,531
2027	6,765
2028	6,988
2029	7,177
2030	7,376
2031 - 2035	39,387
Following is a description of the valuation methodologies used for assets measured at fair value in the Plan:
Cash equivalents – Money market funds are valued at the closing price reported on the active market on which the funds are traded.
U.S. government and agency obligations – Federal agencies are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Corporate bonds - Corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.
Mutual funds and common stocks – The fair value of these investments is based on quoted market prices from national securities exchanges.
The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of December 31, 2025:

	Fair value measurements at December 31, 2025 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other unobservable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Cash equivalents	$66,574	$66,574	$-	$-
U.S. government and agency obligations	10,199	-	10,199	-
Common stocks	-	-	-	-
Corporate bonds	35,092	-	35,092	-
Mutual funds - fixed income	53,487	53,487	-	-
Mutual funds - equities	596	596	-	-
Total	$165,947	$120,657	$45,291	$-
The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of December 31, 2024:

	Fair value measurements at December 31, 2024 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other unobservable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Cash equivalents	$1,940	$1,940	$-	$-
U.S. government and agency obligations	16,250	-	16,250	-
Common stocks	40,542	40,542	-	-
Corporate bonds	18,385	-	18,385	-
Mutual funds - fixed income	36,958	36,958	-	-
Mutual funds - equities	34,873	34,873	-	-
Total	$148,948	$114,313	$34,635	$-
The Company has established a Voluntary Employees Beneficiary Association Trust (VEBA) to fund the employee benefit plan covering medical and dental benefits. For the years ended December 31, 2025 and 2024, the Company contributed $17.8 million and $16.4 million, respectively, to the VEBA.
The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the Code). Under this plan, employees are allowed to contribute a maximum of 75% of their base pay, subject to certain IRS limitations. The Company’s matching contribution is equal to one-half of the employee’s contribution up to a maximum of 6% of the employee’s base pay. For the years ended December 31, 2025, and 2024 the Company contributed $3.9 million for both periods, to the 401(k) plan.
In 2019, with the freezing of the defined benefit pension plan effective December 31, 2018, the Company added to the defined contribution plan two additional benefits. Effective January 1, 2019, a Non-Elective Contribution (NEC) of 4% was given to all employees, except employees drawing a pension. Effective December 1, 2024, the plan was amended to allow any participant electing to commence pension benefits as a result of the special election window from October 3, 2024 to November 15, 2024, to continue to be eligible for the NEC contribution. NEC eligibility has an immediate entry date for employees aged 18 or older. For the years ended December 31, 2025 and 2024 the Company contributed $8.7 million and $8.2 million, respectively, to the 401(k) plan related to this benefit.

The Company maintains deferred compensation plans. The liability for the plans, aggregating $33.9 million and $35.7 million at December 31, 2025 and 2024, respectively, is recorded in other liabilities in the accompanying consolidated balance sheets. Total expenses under these arrangements, included in salaries and employee benefits, were $4.3 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively.
(11)    Stock-Based Compensation
The Company provides stock-based compensation to key employees in the form of restricted stock awards (RSAs) and stock-based performance bonuses. The Company’s restricted stock plan is designed to attract, retain, and reward employees while aligning the interest of the employees with the success of the Company. Awards are determined by the Company’s Human Resources Committee of the Board of Directors. The Restricted Stock Plan was amended on October 9, 2025 and replaced with the Central Bancompany, Inc. 2025 Equity Incentive Plan. At December 31, 2025, 2,500,000 shares of common stock remained available for issuance under the plan.
Restricted stock awards represent a grant of shares of common stock that vests over a specified period, subject to the satisfaction of service conditions. The vesting period for RSAs awarded by the Company is generally 3 or 5 years, but vesting terms may vary in accordance with the specific provisions of the individual award agreements. There are restrictions as to the transferability, sale, pledging, or assigning, among others, prior to the vesting period. Dividend rights are received upon grant of the restricted stock awards but are paid upon vesting.
The fair value of RSAs is determined based on the weighted average selling price of the Company's common stock during a specified period that is within 30 days before or 30 days after the applicable determination date, as determined by the Board of Directors in its sole discretion. Compensation expense is recognized over the vesting period of the awards, based on the fair value at grant date.
The following represents a summary of changes in the Company’s nonvested restricted stock shares as of December 31, 2025.

	Shares	Weighted average grant date fair value
Nonvested at January 1, 2024	294,450	$12.94
Granted	295,950	13.08
Vested	(91,750)	12.69
Forfeited	(2,200)	13.11
Nonvested at December 31, 2024	496,450	13.07
Granted	325,500	13.53
Vested	(146,600)	12.98
Forfeited	(73,050)	13.32
Nonvested at December 31, 2025	602,300	$13.31
The Company also awards stock bonuses to specified employees. Stock bonuses are granted at the discretion of the Company's Board of Directors. The fair value of stock bonuses is recognized as compensation expense on the date the award is granted as these shares are unrestricted and not subject to a future service requirement.
For the years ended December 31, 2025 and 2024, the total stock-based compensation expense recognized for restricted stock awards and stock bonuses was $3.1 million and $3.5 million, respectively. This expense is calculated on the graded vesting method and is included in salaries and employee benefits. The fair value of restricted shares vested totaled $2.0 million and $1.2 million during the years ended December 31, 2025 and 2024, respectively. The unrecognized compensation cost of nonvested restricted stock totaled $3.5 million at December 31, 2025. The Company expects to recognize compensation expense of $1.9 million in 2026, $1.0 million in 2027, $0.4 million in 2028, $0.2 million in 2029, and $19.1 thousand in 2030 on the nonvested shares of restricted stock.
(12)    Earnings Per Share
The Company, with its two classes of common stock, applies the two-class method of computing income per share. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. The income per share attributable to common stock is shown in the following table.

Nonvested share-based awards vest subject to the satisfaction of service conditions and are subject to forfeiture until such service conditions are met. The nonvested share-based awards are not considered securities which participate in undistributed earnings with common stock. However, dividends or dividend equivalents actually declared or paid and charged to retained earnings for unvested awards with forfeitable rights to dividends reduces income available to common shareholders as these amounts reflect dividends that have been allocated to other-than-common-stockholders and reduce the amount available for distribution to the common stockholders.
Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. Since the nonvested share-based awards are subject to forfeiture, the shares are excluded from both the basic and diluted income per share computation. Presented below is a summary of the components used to calculate basic and diluted income per common share:

	For the years ended December 31,
	2025	2024
	(dollars in thousands, except per share data)
Basic income per share:
Net income attributable to Central Bancompany, Inc.	$390,853	$305,810
Less: Dividends declared on forfeitable nonvested restricted stock	667	120
Net income allocated to common stock	$390,186	$305,690
Weighted average common shares outstanding	222,352	220,589
Basic income per common share	$1.75	$1.39
Diluted income per common share:
Net income attributable to Central Bancompany, Inc.	$390,853	$305,810
Less: Dividends declared on forfeitable nonvested restricted stock	667	120
Net income allocated to common stock	$390,186	$305,690
Weighted average diluted common shares outstanding	222,352	220,589
Diluted income per common share:	$1.75	$1.39
The Company is permitted, by authorization of the Board of Directors, to repurchase shares of the Company’s common stock. The authorization in June 2023 approved purchases until June 30, 2025, for a purchase price of not more than $25.0 million in aggregate. The Company opted not to purchase all authorized shares, with $12 million unutilized.
The table below shows activity in the outstanding shares of the Company’s common stock during the years ended December 31, 2025 and 2024.

	December 31,
	2025	2024
	(shares in thousands)
Shares outstanding at beginning of year	220,385	220,956
Issuance of stock-based compensation	276	318
Purchases of treasury stock	-	(889)
Initial public offering	20,445	-
Shares outstanding at end of year	241,106	220,385
(13)    Capital Adequacy
Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, amounts in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. At December 31, 2025, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.
The Basel III minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier 1 common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

A summary of the Company’s and the Bank’s capital ratios at December 31, 2025 and 2024 is as follows:

	As of December 31, 2025:
	Actual		Minimum capital adequacy requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets):
Company	$3,633,280	29.29%	$992,260	8.00%	$-	-%
Central Trust Bank	1,742,888	14.09%	989,246	8.00%	1,236,557	10.00%
Tier 1 capital (to risk-weighted assets):
Company	3,483,247	28.08%	744,195	6.00%	-	-%
Central Trust Bank	1,592,855	12.88%	741,934	6.00%	989,246	8.00%
Tier 1 common equity capital (to risk-weighted assets):
Company	3,483,247	28.08%	558,146	4.50%	-	-%
Central Trust Bank	1,592,855	12.88%	556,451	4.50%	803,762	6.50%
Tier 1 capital (to average assets):
Company	3,483,247	17.94%	776,720	4.00%	-	-%
Central Trust Bank	1,592,855	8.21%	776,286	4.00%	970,358	5.00%

	As of December 31, 2024:
	Actual		Minimum capital adequacy requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets):
Company	$3,083,839	24.88%	$991,777	8.00%	$-	-%
Central Trust Bank	1,706,617	13.81%	1,028,943	8.00%	1,286,179	10.00%
Tier 1 capital (to risk-weighted assets):
Company	2,929,055	23.63%	743,833	6.00%	-	-%
Central Trust Bank	1,551,833	12.56%	771,707	6.00%	1,028,943	8.00%
Tier 1 common equity capital (to risk-weighted assets):
Company	2,929,055	23.63%	557,875	4.50%	-	-%
Central Trust Bank	1,551,833	12.56%	578,781	4.50%	836,016	6.50%
Tier 1 capital (to average assets):
Company	2,929,055	15.69%	746,578	4.00%	-	-%
Central Trust Bank	1,551,833	8.33%	745,433	4.00%	931,792	5.00%

(14)    Leasing
The Company’s lessee arrangements predominantly consist of operating leases for premises and equipment; the Company’s financing leases are not significant. The table below summarizes lease-related balances that the Company reported on its consolidated balance sheets and lease terms:

	December 31,
	2025	2024
	(dollars in thousands)
Lease balances
Right of use assets	$31,281	$30,187
Lease liabilities	32,557	31,522
Lease terms
Operating leases
Year through which lease terms extend	2049	2049
Weighted average remaining lease term	23.8	25.1
Weighted average discount rate	3.91%	3.80%
Finance leases
Year through which lease terms extend	2038	2027
Weighted average remaining lease term	3.1	2.1
Weighted average discount rate	1.49%	1.49%
Lease Costs
The following table presents lease costs, which are included in net occupancy and equipment expenses on the Consolidated Statements of Income:

	December 31,
	2025	2024
	(dollars in thousands)
Lease costs
Operating lease costs	$3,506	$3,633
Finance lease costs	5	5
Short-term lease costs	680	493
Total lease costs	$4,191	$4,132
Lease Cash Flow
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	December 31,
	2025	2024
	(dollars in thousands)
Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,539	$3,585
Financing cash flows from finance leases	5	5
Operating lease cash flows - liability reduction	2,902	2,570
ROU assets obtained during the period in exchange for operating lease liabilities	3,938	606
ROU assets obtained during the period in exchange for financing lease liabilities	-	-

Lease Maturity Analysis
The Company’s undiscounted operating lease liabilities are scheduled to mature as follows:

As of December 31,
2025
(dollars in thousands)
Rent commitments
2026	$3,440
2027	3,085
2028	2,837
2029	2,676
2030	2,332
Thereafter	36,184
Total undiscounted cash flows	50,555
Less: Amounts representing interest	(17,997)
Present value of future minimum lease payments	$32,557
(15)    Commitments, Contingencies, and Guarantees
In the normal course of business, in order to meet the needs of customers, the Company is subject to off-balance sheet risk which could potentially impact its financial position. These off-balance sheet arrangements include commitments to fund loans and standby letters of credit.
The Company has outstanding commitments to provide loans and letters of credit on behalf of customers. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as is involved in extending loan facilities to customers.
In addition, the Company may enter into interest rate swap risk participation agreements when certain clients are engaged in interest rate hedging activities in a syndicated loan or a loan in which we are a participant. This is represented as Credit Derivatives in the table below and is the only Credit Derivative activity in which the Company currently participates. Under these agreements, the Company assumes a portion of the counterparty credit risk associated with a client's interest rate swap transaction with a third-party financial institution, for which the Company receives a fee. If the client fails to meet its payment obligations under the swap, the Company may be required to fulfill those obligations up to its participation level.
The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company’s banking markets are located within the states of Missouri, Kansas, Illinois, Iowa, Oklahoma, Colorado, North Carolina, Tennessee, Florida, and Arkansas and the Company’s loan portfolio has no unusual geographic concentrations of credit risk beyond its market areas.
Such commitments and conditional obligations were as follows as of the dates presented.

	Contractual amount as of December 31,
	2025	2024
	(dollars in thousands)
Off-balance sheet commitments
Loan commitments	$2,952,732	$2,910,550
Standby letters of credit	80,060	87,979
Commercial letters of credit	2,703	1,089
Credit derivatives	19,224	14,720

The Company and its subsidiaries are defendants in various claims, legal actions, and complaints arising in the ordinary course of business. The Company records losses when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to the Company from legal proceedings.
(16)    Fair Value Disclosures
Fair Value Hierarchy
The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as AFS and trading securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans, loans held for sale, mortgage servicing rights, and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or market accounting or write-downs of individual assets.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with ASC 820. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.
When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis (including items that are required to be measured at fair value) at December 31, 2025 and 2024.

	Fair value measurements at December 31, 2025 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$54,119	$-	$54,119	$-
Available-for-sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,349,320	928,287	5,421,033	-
Obligations of states and political subdivisions	16,644	-	16,644	-
Other securities	6,499	1,018	5,481	-
Equity investments	48,200	-	36,690	11,510
Derivatives	7,969	-	7,969	-
Total assets	$6,482,752	$929,305	$5,541,937	$11,510
Liabilities:
Derivatives	$7,021	$-	$7,021	$-
Total liabilities	$7,021	$-	$7,021	$-

	Fair value measurements at December 31, 2024 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$34,264	$-	$34,264	$-
Available-for-sale investment securities:
U.S. government obligations and government-sponsored enterprises	5,553,593	1,269,553	4,284,040	-
Obligations of states and political subdivisions	21,141	-	21,141	-
Other securities	28,989	614	28,375	-
Equity investments	48,770	724	36,765	11,281
Trading	666	-	666	-
Derivatives	10,312	-	10,312	-
Total assets	$5,697,735	$1,270,891	$4,415,563	$11,281
Liabilities:
Derivatives	$8,842	$-	$8,842	$-
Total liabilities	$8,842	$-	$8,842	$-

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:
Securities
Securities are identified as trading, available-for-sale, or held-to-maturity at the time of purchase based on the intent of management.
Trading securities are carried at fair value with unrealized gains and losses included in current period earnings.
AFS securities are accounted for in accordance with ASC 320 and are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income (loss) in stockholder's equity. AFS securities are separately identified as pledged to creditors if the creditor has the right to sell or re-pledge the collateral. This portfolio comprises the majority of the assets the Company records at fair value.
The fair value of our securities, which consist primarily of obligations of the U.S. government and government sponsored enterprises (GSEs), is generally based on instrument-level pricing provided to us by a third-party pricing service which utilizes a combination of market quotations in an active market where available, and industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
We periodically evaluate the pricing supplied by third-party pricing services by comparing the provided pricing with other sources including, but not limited to, recent transactions in similar instruments, dealer quotes and modeled values using various observable market inputs. Based on the results of such evaluations, management may adjust prices obtained from third-party pricing services to more appropriately reflect its estimate of prices that could be realized in orderly transactions in the current market.
The various portions of the estimated fair value of the Company’s equity securities are based on several inputs. Where quoted prices are available in an active market, the measurements are classified as Level 1. Equity securities which are infrequently traded or restricted, such as equity interests in the Federal Reserve and Federal Home Loan Bank, are classified as Level 2. The fair value of equity securities based on unobservable inputs and estimates are classified as Level 3.
Loans Held for Sale
Loans held for sale are carried at fair value. The portfolio consists primarily of residential real estate loans that are originated with the intent to sell. The Company contracts to sell the loans to FHLMC, FNMA, and other private investors. Fair value measurements on these loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2. No write-down was necessary at December 31, 2025 and 2024.
Derivatives
The Company’s derivative instruments include interest rate swaps, interest rate lock commitments (IRLC) and to-be-announced (TBA) contracts for hedging our mortgage loan pipeline. Valuations for interest rate swaps are derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves used to calculate current exposure. The results of the model are constantly validated through comparison to active trading in the marketplace. The fair value measurements of interest rate swaps and floors are classified as Level 2 due to the observable nature of the significant inputs utilized. Derivatives relating to residential mortgage loan sale activity include commitments to originate mortgage loans held for sale, forward loan sale contracts, and forward commitments to sell TBA securities. The fair values of loan commitments and sale contracts are estimated using quoted market prices for loans similar to the underlying loans in these instruments. The valuations of loan commitments are further adjusted to include embedded servicing value and the probability of funding. These assumptions are considered Level 2 inputs and are significant to the loan commitment valuation; accordingly, the measurement of loan commitments is classified as Level 2. The fair value measurement of TBA contracts is based on security prices published on trading platforms and is classified as Level 2.

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis (including items that are required to be measured at fair value) at December 31, 2025 and 2024.

	Fair value measurements at December 31, 2025 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$20,628	$-	$-	$20,628
Mortgage servicing rights	59,997	-	-	59,997
Total assets	$80,625	$-	$-	$80,625

	Fair value measurements at December 31, 2024 using
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$15,376	$-	$-	$15,376
Mortgage servicing rights	60,339	-	-	60,339
Total assets	$75,715	$-	$-	$75,715
Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis:
Mortgage Servicing Rights
The Company initially measures its mortgage servicing rights at fair value and amortizes them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model, which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The fair value measurements are classified as Level 3. There was no valuation adjustment recorded on the mortgage servicing rights at December 31, 2025.
Collateral Dependent Loans
While the overall portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses on loans. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3.

Foreclosed Assets
Foreclosed assets consist of loan collateral, which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property. Foreclosed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. After foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing the estimates, are set forth below.
Cash and Due from Banks, Short-term Interest-Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreement to Resell, and Accrued Interest Receivable
The carrying amounts for cash and due from banks, short-term interest-bearing deposits, and federal funds sold, and securities purchased under agreements to resell, and accrued interest receivable approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns.
Held-to-Maturity Securities
The fair value of our HTM investment securities is generally based on instrument-level pricing provided to us by a third-party pricing service which utilizes a combination of market quotations in an active market where available, and industry standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
We periodically evaluate the pricing supplied by third-party pricing services by comparing the provided pricing with other sources including, but not limited to, recent transactions in similar instruments, dealer quotes and modeled values using various observable market inputs. Based on the results of such evaluations, management may adjust prices obtained from third-party pricing services to more appropriately reflect its estimate of prices that could be realized in orderly transactions in the current market.
Loans
The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by type – commercial, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable-rate interest categories. In estimating the fair value of each category of loan, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses. Such allocation is based on management’s loan classification system, which is designed to measure the credit risk inherent in each classification category.
The estimated fair value for variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for credit losses based on management’s loan classification system.
The estimated fair value of fixed-rate loans is calculated by discounting the scheduled cash flows for each loan category – commercial, residential real estate, and consumer. The cash flows through maturity for each category of fixed-rate loans are aggregated for the Company. Prepayment estimates for residential real estate and installment consumer loans are based on estimates for similar instruments in the secondary market with similar maturity schedules and interest rates. Discount rates used for each loan category of fixed rate loans represent rates the Company believes are reflective of what the Company could sell loans for based on market conditions and the Company’s assessment of credit quality.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
The estimated fair value of federal funds purchased and securities sold under agreements to repurchase approximate their carrying values because of the short-term nature of these borrowings.

Accrued Interest Payable
The estimated fair value of accrued interest payable approximates the carrying value because of the short-term nature of the liability.
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2025
	Carrying amount	Estimated fair value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets
Cash and due from banks	$258,588	$258,588	$-	$-
Short-term interest-bearing deposits	1,805,215	1,805,215	-	-
Time deposits	1,039	-	-	1,039
Federal funds sold and securities purchased under agreements to resell	340	340	-	-
Investment securities
Available for sale	6,372,463	929,305	5,443,158	-
Held to maturity	1,689	-	1,023	677
Equity	48,200	-	36,690	11,510
Trading	-	-	-	-
Net loans held for investment	11,284,931	-	-	11,285,348
Loans held for sale	54,119	-	54,119	-
Derivatives	7,969	-	7,969	-
Total assets	$19,834,553	$2,993,448	$5,542,959	$11,298,574

	December 31, 2024
	Carrying amount	Estimated fair value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets
Cash and due from banks	$265,209	$265,209	$-	$-
Short-term interest-bearing deposits	969,416	969,416	-	-
Time deposits	699	-	-	699
Federal funds sold and securities purchased under agreements to resell	7,183	7,183	-	-
Investment securities
Available for sale	5,603,723	1,270,167	4,333,556	-
Held to maturity	3,225	-	2,554	677
Equity	48,770	724	36,765	11,281
Trading	666	-	666	-
Net loans held for investment	11,469,812	-	-	11,283,393
Loans held for sale	34,264	-	34,264	-
Derivatives	10,312	-	10,312	-
Total assets	$18,413,279	$2,512,699	$4,418,117	$11,296,050

	December 31, 2025
	Carrying amount	Estimated fair value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,011,851	$1,011,851	$-	$-
Accrued interest payable	9,306	9,306	-	-
Derivatives	7,021	-	7,021	-

	December 31, 2024
	Carrying amount	Estimated fair value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,007,295	$1,007,295	$-	$-
Accrued interest payable	10,291	10,291	-	-
Derivatives	8,842	-	8,842	-
Limitations
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(17)    Accumulated Other Comprehensive Loss
The table below shows the activity and accumulated balances of components of other comprehensive loss.

	Unrealized gains/losses on AFS securities	Pension plan	Total
	(dollars in thousands)
Balance December 31, 2023	$(255,195)	$(12,397)	$(267,592)
Other comprehensive income before reclassifications	92,666	23,714	116,380
Reclassification adjustment for net losses on AFS securities included in net income	51,249	—	51,249
Current period other comprehensive income, before tax	143,915	23,714	167,629
Income tax (expense)	(34,309)	(5,653)	(39,962)
Current period other comprehensive income, net of tax	109,606	18,061	127,667
Balance December 31, 2024	(145,589)	5,664	(139,925)
Other comprehensive income before reclassifications	136,831	17,820	154,651
Reclassification adjustment for net losses on AFS securities included in net income	6,920	—	6,920
Current period other comprehensive income, before tax	143,751	17,820	161,571
Income tax (expense)	(34,270)	(4,248)	(38,518)
Current period other comprehensive income, net of tax	109,481	13,572	123,053
Balance December 31, 2025	$(36,108)	$19,236	$(16,872)

(18)    Parent Company Condensed Financial Statements
Following are the condensed financial statements of Central Bancompany, Inc. (Parent only) for December 31, 2025 and December 31, 2024.
CENTRAL BANCOMPANY, INC.
Condensed Balance Sheets
December 31, 2025 and 2024

	December 31,
	2025	2024
	(dollars in thousands)
Assets
Investment in bank subsidiary	$1,874,332	$1,727,762
Cash and due from bank subsidiary	896,588	312,447
Investment Securities AFS	721	982
Loans	-	18,720
Note receivable due from bank subsidiary	1,010,000	980,000
Advances to subsidiaries, net of borrowings	1,010	75,120
Other assets	42,741	36,885
Total assets	$3,825,392	$3,151,916

Liabilities and Stockholders' Equity
Other liabilities	$41,415	$41,255
Stockholders' equity	3,783,977	3,110,661
Total liabilities and stockholders' equity	$3,825,392	$3,151,916
CENTRAL BANCOMPANY, INC.
Condensed Statements of Income
Years ended December 31, 2025 and 2024

	December 31,
	2025	2024
	(dollars in thousands)
Income
Dividends received from bank subsidiary	$320,000	$245,000
Interest income	56,895	62,677
Management fees charged to subsidiaries	-	850
Other income	432	464
Total income	377,327	308,991
Expense
Salaries and employee benefits	9,651	9,181
Management & data processing fees paid to subsidiaries	893	897
Other expenses	2,476	1,621
Total expense	13,020	11,699
Income taxes	10,545	12,450
Income before undistributed earnings of subsidiaries	353,762	284,842
Undistributed earnings (loss) of subsidiaries	37,091	20,968
Net income	$390,853	$305,810

CENTRAL BANCOMPANY, INC.
Condensed Statements of Cash Flows
Years ended December 31, 2025 and 2024

	December 31,
	2025	2024
	(dollars in thousands)

Cash flows from operating activities:
Net income	$390,853	$305,810
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(37,091)	(20,968)
(Increase) in other assets	(1,900)	(17,513)
Net cash provided by operating activities	351,862	267,329
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	265	4,662
Decrease (increase) in advances to subsidiaries, net	74,110	(74,587)
Other, net	1,541	(6,226)
Net cash provided by (used in) investing activities	75,916	(76,151)
Cash flows from financing activities:
Purchase of treasury stock	-	(12,143)
Issuance of stock under equity compensation plans	(218)	(285)
Proceeds from issuance of common stock	403,112	-
Dividends paid	(246,531)	(57,532)
Other, net	-	942
Net cash provided by (used in) financing activities	156,363	(69,018)
Net increase in cash and cash equivalents	584,141	122,160
Cash and cash equivalents at beginning of year	312,447	190,288
Cash and cash equivalents at end of year	$896,588	$312,447
Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements.
At December 31, 2025, the Bank has $1.0 billion of borrowings from the Parent as part of its strategy to manage FDIC insurance premiums. The maturity date of this note extends by 3 months every quarter resulting in an extended maturity date that is never less than 15 months from the last extension. The interest rate is a variable rate equal to the current interest rate on excess reserves, adjusted quarterly.
At December 31, 2025, the fair value of the investment securities held by the Parent consisted of investments of $721 thousand in U.S. agency mortgage-backed securities.
(19)    Business Segment Reporting
The Company’s reportable segments are determined by its Chief Executive Officer, who is the designated CODM. The Company has strategically aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management (collectively, the Business Segments). These operating segments are strategic business units that offer different products and services and have different marketing strategies.
To evaluate segment performance and make informed decisions regarding the allocation of resources to the segments, the CODM reviews each segment’s actual revenues, consisting of net interest income plus noninterest income, and net income against budgeted revenues and net income on a regular basis. This process allows the Company to (1) assess the profitability of a specific business segment by aligning relevant costs with revenue, and (2) evaluate each business segment in a way that reflects its economic impact on consolidated earnings.

During the year ended December 31, 2025, the Company modified the structure of its internal organization to better align financial reporting with the way management evaluates performance and allocates resources. Previously, the Company reported two operating segments: Community Banking and Wealth Management. As a result of the organizational changes, management now reviews operating performance and makes resource allocation decisions based on three operating segments: Consumer, Commercial, and Wealth Management.
This change represents a reconsideration of the Company’s operating and reportable segments in accordance with ASC 280, Segment Reporting. In accordance with ASC 280‑10‑50‑34, the Company has recast all prior‑period segment information presented for comparative purposes to reflect the new segment structure. The change affected the aggregation and presentation of certain revenues, expenses, and allocated corporate costs among the Company’s operating segments, but did not impact consolidated net income, total assets, shareholders’ equity, or cash flows for any periods presented.
Consistent with the requirements of ASC 250‑10‑50‑1(a), the recast of prior periods has been applied retrospectively to all comparative periods presented herein, and the nature and reason for the change in segment presentation are disclosed. The change did not result from a change in accounting principle but rather from a change in the organizational structure that constitutes a change in the internal information regularly reviewed by the CODM.
Management believes the new segment structure provides improved transparency into the distinct customer groups served by the Company and the economic characteristics of each segment.
The Consumer Banking operating segment consists of various consumer loan and deposit products offered primarily through its 155 full-service branches. This segment also includes residential mortgage, installment lending and other consumer loan financing options, along with debit and credit card loan and fee businesses.
The Commercial Banking operating segment includes full-service relationship banking solutions to businesses, agencies and community organizations including commercial, small business and government segments. Our business payment solutions include treasury management services, merchant and commercial bank card products.
The Wealth Management operating segment provides a full range of “fee-only” wealth management solutions, including investment management, fiduciary services, financial, estate, and tax planning services to individuals, businesses, and foundations. Services are provided through Central Trust Company and Central Investment Advisors, both divisions of The Central Trust Bank.
The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are valued using weighted average pools. The funds transfer pricing process attempts to remove interest rate risk from valuation, allowing management to compare profitability under various rate environments. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results.
Segment Financial Information
The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies in “Note 1, Summary of Significant Accounting Policies," to our consolidated financial statements. The reportable segments include a number of allocations of income and expense from various support and overhead functions within the Company.

Financial results by operating segment, including significant expense categories provided to the CODM, are detailed below:

	For the year ended December 31, 2025
	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands)
Net interest income	$315,068	$436,212	$(75)	$38,460	$789,665
Provision for credit losses¹	4,402	3,754	(4)	1,159	9,311
Net interest income after provision for credit losses	310,666	432,458	(71)	37,301	780,354
Noninterest income¹	111,268	42,869	77,360	197	231,694
Noninterest expense	243,012	159,151	52,168	51,159	505,490
Income before income taxes[1]	178,922	316,176	25,121	(13,661)	506,558
Income taxes	42,886	73,155	6,049	(6,385)	115,705
Net income[1]	$136,036	$243,021	$19,072	$(7,276)	$390,853

Assets	$3,498,285	$8,530,725	$19,441	$8,703,527	$20,751,978
Assets under advice	-	-	15,956,069	-	15,956,069
¹ Consumer includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

	For the year ended December 31, 2025
	Consumer	Commercial	Wealth Management	Corp / Other	Total
Noninterest income	(dollars in thousands)
Service charges and commissions	$39,005	$18,191	$-	$435	$57,631
Payment services revenue	44,629	22,844	-	97	67,570
Brokerage services	(84)	1,346	24,982	2,452	28,696
Fees for fiduciary services	-	-	52,375	(421)	51,954
Mortgage banking revenues	39,571	-	-	-	39,571
Investment securities (losses) gains, net	-	-	-	(6,811)	(6,811)
Other income¹	(11,853)	488	3	4,445	(6,917)
Total noninterest income	$111,268	$42,869	$77,360	$197	$231,694
¹ Consumer includes a $13.6 million loss on the sale of the consumer lease portfolio.

	For the year ended December 31, 2025
	Consumer	Commercial	Wealth Management	Corp / Other	Total
Noninterest expense	(dollars in thousands)
Salaries and employee benefits	$110,983	$56,642	$36,907	$93,548	$298,080
Net occupancy and equipment	32,917	7,207	2,991	5,875	48,990
Computer software and maintenance	6,182	3,438	1,746	11,190	22,556
Marketing and business development	7,916	2,163	1,385	9,206	20,670
Legal and professional fees	1,545	2,243	871	17,744	22,403
Bankcard processing, rewards and related cost	22,072	9,661	-	(986)	30,747
Other expenses	27,455	3,800	3,584	27,205	62,044
Allocated expenses	33,942	73,997	4,684	(112,623)	-
Total noninterest expense	$243,012	$159,151	$52,168	$51,159	$505,490

	For the year ended December 31, 2024
	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands)
Net interest income	$276,775	$403,079	$(250)	$7,720	$687,324
Provision for credit losses	11,640	3,359	2	(414)	14,587
Net interest income after provision for credit losses	265,135	399,720	(252)	8,134	672,737
Noninterest income	124,854	43,334	69,212	(27,010)	210,390
Noninterest expense	242,560	148,737	46,863	51,247	489,407
Income before income taxes	147,429	294,317	22,097	(70,123)	393,720
Income taxes	35,260	67,799	5,306	(20,455)	87,910
Net income	$112,169	$226,518	$16,791	$(49,668)	$305,810

Assets	$3,534,547	$8,572,871	$24,728	$7,110,397	$19,242,543
Assets under advice	-	-	13,527,632	-	13,527,632

	For the year ended December 31, 2024
	Consumer	Commercial	Wealth Management	Corp / Other	Total
Noninterest income	(dollars in thousands)
Service charges and commissions	$38,248	$17,449	$-	$440	$56,137
Payment services revenue	43,358	24,068	-	105	67,531
Brokerage services	(42)	1,251	22,406	2,124	25,739
Fees for fiduciary services	-	-	46,503	(606)	45,897
Mortgage banking revenues	42,080	-	-	-	42,080
Investment securities (losses) gains, net	-	-	-	(36,661)	(36,661)
Other income	1,210	566	303	7,588	9,667
Total noninterest income	$124,854	$43,334	$69,212	$(27,010)	$210,390

	For the year ended December 31, 2024
	Consumer	Commercial	Wealth Management	Corp / Other	Total
Noninterest expense	(dollars in thousands)
Salaries and employee benefits	$104,815	$50,991	$32,285	$92,996	$281,087
Net occupancy and equipment	31,568	6,439	2,805	6,319	47,131
Computer software and maintenance	6,412	2,975	1,695	9,236	20,318
Marketing and business development	8,050	2,108	1,564	8,268	19,990
Legal and professional fees	840	1,646	1,076	22,728	26,290
Bankcard processing, rewards and related cost	27,360	11,684	-	(7,042)	32,002
Other expenses	29,291	3,783	3,164	26,351	62,589
Allocated expenses	34,224	69,111	4,274	(107,608)	-
Total noninterest expense	$242,560	$148,737	$46,863	$51,247	$489,407
The segment activity, as shown above, includes both direct and allocated items. Amounts in the "Corporate / Other" column include activity not related to the segments, such as administrative functions, various support and overhead operating units of the Company. Corporate administrative functions such as Compliance, Accounting, Credit Administration, Human Resources, and our Central Technology Services team expenses are allocated to the segments. These expenses will be reflected in "Corporate / Other" with the offset in allocated expenses. Expenses for the parent company, the administrative and support functions within the markets not specific to a segment, regulatory expenses, director and shareholder costs, community outreach, and other similar expenses are not allocated to the segments. In addition, "Corporate / Other" includes unallocated bank balances including the investment securities portfolio, cash held at the federal reserve, eliminations, and other items not allocated to the segments.

The Company's reportable segments are strategic lines of business that offer different products and services. They are managed separately because each line services a specific customer need, requiring different performance measurement analysis and marketing strategies. The performance measurement of the segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments' financial condition and results of operations if they were independent entities.
(20)    Capital Structure, Share Reclassification, Stock Split Effective in the Form of a Stock Dividend
In April of 2025, the Company filed a Second Amended and Restated Articles of Incorporation following shareholder approval to amend its capital structure. The amendment, effective April 28, 2025, increased the number of authorized shares of capital stock from 13,000,000 to 600,000,000 shares, allocated as follows: 500,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Additionally, the par value of all classes of stock was reduced from $1.00 per share to $0.01 per share.
As part of the amendment, all outstanding shares of Class B Common Stock were reclassified into Class A Common Stock on a one-for-one basis. As a result, 143,306,750 shares of Class B Common Stock outstanding as of December 31, 2024, were converted into Class A Common Stock, and no shares of Class B Common Stock remain outstanding.
On October 9, 2025, the Company declared a 50-for-1 stock split of the Company’s common stock in the form of a stock dividend, entitling each shareholder of record to receive 49 additional shares of common stock for every one share owned. The record date for the stock dividend is October 20, 2025, with a distribution date for the new shares of October 24, 2025. The par value per share of our common stock remains $0.01 per share.
The Company has retroactively adjusted all share and per-share data in the consolidated financial statements for all periods presented to reflect the reclassification, revised capital structure, and stock split as if they had occurred at the beginning of the earliest period presented.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term "disclosure controls and procedures,", as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our Company, but cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
Item 9B. Other Information
During the year ended December 31, 2025, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10-b5-1 trading arrangement".
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.
The Company has adopted an Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company’s securities by its directors, officers and employees. This policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued under exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security shareholders
	-	-	-

Equity compensation plans not approved by security shareholders
Restricted Stock Plan [1]	602,300	$-	-
2025 Equity Incentive Plan	-	$-	2,500,000
Total	602,300	$-	2,500,000
[1] Includes the number of unvested stock shares subject to forfeiture based on the satisfaction of certain service conditions. See "Note 11, Stock Based Compensation," to our audited consolidated financial statements in this Annual Report on Form 10-K for more information.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Transactions with Related Persons section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG, LLP, Kansas City, Missouri, PCAOB Firm ID: 185
The information required by this item is incorporated herein by reference to the Fees Paid to Independent Public Accounting Firm section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as a part of this report in Part II, Item 8 of this Form 10K:
•Reports of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets - December 31, 2025 and December 31, 2024;
•Consolidated Statements of Income - Years ended December 31, 2025 and 2024;
•Consolidated Statements of Comprehensive Income - Years ended December 31, 2025 and 2024;
•Consolidated Statement of Changes in Stockholders' Equity -Years Ended December 31, 2025 and 2024;
•Consolidated Statements of Cash Flows - Years Ended December 31, 2025 and 2024;
•Notes to Consolidated Financial Statements
(b)Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(c)The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

9.1	Amended and Restated Voting Trust Agreement (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.1 †	Central Bancompany, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.2 †
Amendment to Central Bancompany, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.3 †
Employment Agreement, dated as of February 2020, by and between Central Bancompany, Inc. and John Ross (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.4 †
Amended and Restated Employment Agreement, dated as of October 2025, by and between Central Bancompany, Inc. and John Ross (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.5 †
Central Bancompany, Inc. Incentive Compensation Plan I, as amended and restated effective February 14, 2018 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.6 †
Central Bancompany, Inc. Incentive Compensation Plan II, as amended and restated effective February 14, 2018 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.7 †
Central Bancompany Nonqualified Supplemental Retirement Plan C, as amended and restated effective January 1, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.8 †
Amendment to Central Bancompany Nonqualified Supplemental Retirement Plan C, effective December 31, 2018 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.9 †	Central Bancompany, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

10.10 †
Central Bancompany, Inc. Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed on October 10, 2025, File No. 333-290831)

10.11 * †	Form of Time-Based Restricted Stock Unit Award Issued Pursuant to the Central Bancompany, Inc. 2025 Equity Incentive Plan

10.12 †
Form of Performance-Based Restricted Stock Unit Award Issued Pursuant to the Central Bancompany, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on February 5, 2026, File No. 001-42965)

10.13 * †	Eric Hallgren Offer Letter, dated June 10, 2024

10.14 *	Registration Rights Agreement

19.1 *	Insider Trading Policy

21.1	Subsidiaries of the Company

23.1 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm (PCAOB 185)

24.1 *	Powers of Attorney (included on signature pages)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97.1 *	Clawback Policy

101.INS **	XBRL Instance Document - the instance document does not appear in the interactive data file because the XBRL tags are embedded within the Inline XBRL document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith, not filed
Item 16. Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL BANCOMPANY, INC.

Date:	March 25, 2026	By:	/s/ James K. Ciroli
Name: James K. Ciroli
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)
Pursuant to the requirements of the Securities Act of 1934, as amended, this report and Power of Attorney have been signed by the following persons in the capacities indicated on the 25th day of March, 2026.

Signature	Title

/s/ John Ross	President, Chief Executive Officer and Director
John “JR” Ross	(Principal Executive Officer)

/s/ James K. Ciroli	Executive Vice President and Chief Financial Officer
James K. Ciroli	(Principal Financial Officer and Principal Accounting Officer)

/s/ S. Bryan Cook	Executive Chairman
S. Bryan Cook

/s/ Robert M. Robuck	Vice Chairman
Robert M. Robuck

/s/ Charles W. Digges, Jr.	Director
Charles W. Digges, Jr.

/s/ Michael Kirk Farmer, Jr.	Director
Michael Kirk Farmer, Jr.

/s/ Robert R. Hermann, Jr.	Director
Robert R. Hermann, Jr.

/s/ E. Stanley Kroenke	Director
E. Stanley Kroenke

/s/ Charles E. Kruse	Director
Charles E. Kruse

/s/ Richard H. McClure	Director
Richard H. McClure

/s/ Edward D. Robertson, Jr.	Director
Edward D. “Chip” Robertson, Jr.

/s/ Bradley N. Sprong	Director
Bradley N. Sprong