Form 10-Q
period 2026-03-31
Central Bancompany, Inc.
filed 2026-05-15
CIK 2065601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42965
_________________________
Central Bancompany, Inc.
(Exact name of registrant as specified in its charter)
_________________________

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 239,768,162 outstanding shares as of May 10, 2026.

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q

EXPLANATORY NOTE
Except as otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to:
•We, Our, Us, and the Company - Central Bancompany, Inc., and its subsidiaries
•the Bank - The Central Trust Bank
•Business Segments - Consumer Banking, Commercial Banking and Wealth Management
•ACL - Allowance for credit losses
•AFS - Available for sale
•ALCO - Asset/Liability Management Committee
•Articles - refers to our Second Amended and Restated Articles of Incorporation
•ASC - Accounting Standards Codification
•ASU - Accounting Standards Update
•bps - Basis points (one basis point equals 1/100 of 1 percent)
•Bylaws - refers to our Amended and Restated Bylaws
•C&D - Construction and development loans
•C&I - Commercial, financial & agricultural loans
•CET1 - Common Equity Tier 1
•CODM - Chief Operating Decision Maker
•CRE - Commercial real estate
•CREPI - Commercial Real Estate Price Index
•Exchange Act - The Securities and Exchange Act of 1934, as amended
•EVE - Economic value of equity
•FASB - Financial Accounting Standards Board
•Federal Reserve - refers to the Board of Governors of the Federal Reserve System
•FDIC - The Federal Deposit Insurance Corporation
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
•HPI - House Price Index
•HTM - Held to maturity
•IPO - Initial public offering
•IRLC - Interest rate lock commitments
•Nasdaq - National Association of Securities Dealers Automated Quotations, or Nasdaq Stock Market LLC
•N.M. - Not meaningful
•OMSR - Originated mortgage servicing rights
•PCA - Prompt corrective action framework
•RMBS - Residential mortgage-backed securities
•ROAA - Annualized return on average assets
•ROTCE - Annualized return on tangible common equity

•RSA - Restricted stock awards
•SBA - Small Business Administration
•SEC - U.S. Securities and Exchange Commission
•SERP - Supplemental Executive Retirement Plan
•U.S. - United States
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21E of the Exchange Act. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:
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
•the ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations; and
•other risks and uncertainties inherent to our business, including those discussed under “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Item 1A. Risk

Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, or any of the Company’s current reports.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION
Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion included in Part 2, Item 8 on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption "Cautionary Note Regarding Forward-Looking Statements" included in this Quarterly Report on Form 10-Q. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption "Item IA, Part I — Risk Factors" included in Form 10-K for the year ended December 31, 2025 for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Overview
We are a bank holding company headquartered in Jefferson City, Missouri. Through our full-service community banking subsidiary, The Central Trust Bank, we provide a comprehensive suite of consumer, commercial and wealth management products and services to our communities primarily in Missouri, Kansas, Oklahoma and Colorado. As of March 31, 2026, we operate 156 full-service branch locations.
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

Results of Operations
The following table presents selected financials from our income statement and the performance ratios discussed below.

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Income Statement Data:
Net interest income	$208,617	$189,273
Net interest income (FTE) (non-GAAP)[1,2]	210,421	190,854
Provision for credit losses	3,146	2,920
Noninterest income	65,088	58,788
Noninterest expense	126,616	122,261
Income tax expense	32,855	28,082
Net income	111,088	94,798

Earnings per Common Share
Earnings per share - basic	$0.46	$0.43
Earnings per share - diluted	$0.46	$0.43

Performance Ratios:
Net interest margin	4.32%	4.19%
Net interest margin (FTE) (non-GAAP)[1,2]	4.36%	4.23%
Return on average total assets	2.20%	2.00%
Return on average common equity (non-GAAP)[1]	11.8%	12.1%
Return on average tangible common equity (non-GAAP)[1]	13.0%	13.7%
Fee income ratio	23.8%	23.7%
Efficiency ratio	46.3%	49.3%
Efficiency ratio (FTE) (non-GAAP)[1]	45.7%	48.7%
Effective tax rate	22.8%	22.9%
__________________
1These are non-GAAP financial measures we believe are helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”
2Fully-tax equivalent basis.
Key highlights for the three months ended March 31, 2026:
•Net income of $111.1 million, or $0.46 per fully diluted share, compared to $94.8 million and $0.43 for the three months ended March 31, 2025.
•ROAA of 2.20% compared to ROAA of 2.00% in the prior year quarter.
•Efficiency ratio of 46.3%; Adjusted efficiency ratio1 of 45.7%, compared to 49.3% and 48.7% respectively in the prior year quarter.
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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest (FTE)[1]	Yield / Cost[2]	Average Balance	Interest (FTE)[1]	Yield / Cost
	(dollars in thousands)
Assets
Interest-bearing cash and bank deposits [1]	$1,531,094	14,565	3.86%	$955,427	10,960	4.65%
Investment securities [1]	6,564,376	68,464	4.23%	5,765,263	53,846	3.79%
Gross loans [1,2]	11,491,801	176,829	6.24%	11,582,986	176,984	6.20%
Total interest-earning assets	19,587,271	259,858	5.38%	18,303,676	241,790	5.36%
Allowance for credit losses	(149,545)			(153,760)
Noninterest-earning assets	1,075,769			1,025,221
Total assets	$20,513,495			$19,175,137
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$5,512,732			$5,074,272
Savings & interest-bearing deposits	8,381,593	31,871	1.54%	8,004,524	30,486	1.54%
Time deposits	1,631,224	11,554	2.87%	1,685,989	13,244	3.19%
Total deposits	15,525,549	43,425	1.13%	14,764,785	43,730	1.20%
Federal funds purchased and customer repurchase agreements	1,072,669	6,012	2.27%	1,084,995	7,206	2.69%
Total customer funds	16,598,218	49,437	1.21%	15,849,780	50,936	1.30%
FHLB advances and other borrowings	-	-		-	-
Total interest-bearing liabilities	11,085,486	49,437	1.81%	10,775,508	50,936	1.92%
Total cost of funds	16,598,218	49,437	1.21%	15,849,780	50,936	1.30%
Noninterest-bearing liabilities	85,692			143,694
Stockholders' equity	3,829,585			3,181,663
Total liabilities and stockholders' equity	$20,513,495			$19,175,137
Net interest spread			3.57%			3.44%
Net interest income (FTE) and net interest margin (FTE)		210,421	4.36%		190,854	4.23%
Less: Tax equivalent adjustment		1,804			1,581
Net interest income and net interest margin		$208,617	4.32%		$189,273	4.19%

__________________
1Interest income and yields are reported on an FTE basis, using a blended federal and state effective marginal tax rate of 23.84% for all periods. The tax-equivalent interest income and yields give effect to the tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.
2Loan balances include mortgage loans held for sale and nonaccrual loans of $51.4 million and $48.8 million as of March 31, 2026 and 2025, respectively.

Net interest income totaled $208.6 million for the three months ended March 31, 2026, an increase of $19.3 million, or 10.2%, compared to $189.3 million for the three months ended March 31, 2025. On an FTE basis, net interest income (FTE) (non-GAAP) increased to $210.4 million from $190.9 million, an increase of 10.3%. Our net interest margin increased 13 basis points to 4.32% for the quarter compared to 2025, driven by solid underlying average earning asset growth of $1.3 billion, or 7%, resulting from growing deposits, earnings retention and our IPO. These funds have largely been invested in securities and short-term earning assets. Our net interest margin (FTE) (non-GAAP) increased to 4.36% in the same three months of 2026, compared to 4.23% for the same period in 2025.
Total interest income was $258.1 million for the three months ended March 31, 2026, an increase of $17.8 million, or 7.4%, compared to $240.2 million for the same period in 2025. On an FTE basis, total interest income (FTE) (non-GAAP) was $259.9 million for the quarter, an increase of $18.1 million, or 7.5%, compared to $241.8 million in the same quarter of the prior year. The increase was primarily due to the repositioning of the investment portfolio, from lower-yielding bonds to higher-yielding investments at higher market rates, the investment of IPO proceeds, and the growth in deposits.
Interest expense decreased $1.5 million, or 2.9%, to $49.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was driven by reduced costs on time deposits, federal funds purchased, and customer repurchase agreements, as rates began to lower after rate cuts by the Federal Reserve began in 2024, partially offset by increased volume on savings and interest bearing deposits.

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

	Three Months Ended March 31,
	2026 vs 2025
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$5,725	$(2,120)	$3,605
Investment securities	7,936	6,682	14,618
Loans	(1,398)	1,243	(155)
Total increase (decrease) in interest income	12,263	5,805	18,068
Increase (decrease) in interest expense:
Savings & interest-bearing deposits	1,434	(49)	1,385
Time deposits	(420)	(1,270)	(1,690)
Federal funds purchased and customer repurchase agreements	(81)	(1,113)	(1,194)
FHLB advances and other borrowings	-	-	-
Total increase (decrease) in interest expense	933	(2,432)	(1,499)
Increase (decrease) in net interest income (FTE)	$11,330	$8,237	$19,567
Provision for Credit Losses
The provision for credit losses, including provision for off-balance sheet credit exposures, was $3.1 million for the three months ended March 31, 2026, an increase of $0.2 million, or 7.7%, compared to $2.9 million for the three months ended March 31, 2025. The increase compared to prior-year quarter primarily reflected higher average loan balances during the first quarter of 2026, whereas loan balances declined during the three months ended March 31, 2025, in addition to the impact of portfolio mix and economic assumptions incorporated into the allowance for credit losses methodology.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest income:
Service charges and commissions	$14,413	$13,944	$469	3.4%
Payment services revenue	16,370	15,976	394	2.5%
Brokerage services	7,936	6,714	1,222	18.2%
Fees for fiduciary services	14,307	12,463	1,844	14.8%
Mortgage banking revenues, net	9,536	8,727	809	9.3%
Investment securities gains, net	-	109	(109)	(100.0)%
Other Income	2,526	855	1,671	195.4%
Total noninterest income	65,088	58,788	6,300	10.7%
Less: Investment securities gains (losses), net	-	109	(109)	(100.0%)
Adjusted noninterest income (non-GAAP)[1]	$65,088	$58,679	$6,409	10.9%
Noninterest income was $65.1 million for the three months ended March 31, 2026, an increase of $6.3 million, or 10.7%, compared to $58.8 million for the three months ended March 31, 2025. The increase was primarily due to a 14.8%, or $1.8 million, increase in fees for fiduciary services along with growth in brokerage services of 18.2%, or $1.2 million. Additionally, in the current quarter, a $1.7 million gain was recognized in other income from the liquidation of the consumer lease portfolio. Significant components of the increase in noninterest income are described in further detail below.
1 This is a non-GAAP financial measure we believe is helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”

Brokerage services and fees for fiduciary services. Brokerage services and fees for fiduciary services relate to our wealth management services and comprise of fees earned for management of trust assets and investment services. Brokerage services increased $1.2 million, or 18.2%, to $7.9 million for the first three months of 2026, compared to the same period in 2025. The increase primarily reflected higher average assets under advice driven by continued strong net new AUA, partially offset by a reduction from market movement during the quarter. Fees for fiduciary services increased 14.8%, or $1.8 million, to $14.3 million for the same period.
Other income. Other income includes bank owned life insurance income, check commission, gain on sale of assets, and other miscellaneous income items. Other income increased $1.7 million, to $2.5 million for the first three months of 2026, compared to the same period in 2025. The increase was driven by a $1.7 million gain that was recognized from the liquidation of the consumer lease portfolio in the first three months of 2026.
Noninterest Expense
The following table presents the major components of our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$76,039	$71,247	$4,792	6.7%
Net occupancy and equipment	12,166	11,847	319	2.7%
Computer software and maintenance	5,977	6,056	(79)	(1.3%)
Marketing and business development	4,556	4,959	(403)	(8.1%)
Legal and professional fees	6,065	4,878	1,187	24.3%
Bankcard processing, rewards and related costs	7,753	7,022	731	10.4%
Other expenses	14,060	16,252	(2,192)	(13.5%)
Total noninterest expense	$126,616	$122,261	$4,355	3.6%
Total noninterest expense was $126.6 million for the three months ended March 31, 2026, an increase of $4.4 million, or 3.6%, compared to $122.3 million for the three months ended March 31, 2025. The increase was primarily due to increases in salaries and employee benefits, legal and professional fees, and bankcard processing, rewards and related costs, partially offset by a reduction in other expenses.
Salaries and Employee Benefits. These expenses were $76.0 million for the first three months of 2026, an increase of $4.8 million, or 6.7%, compared to $71.2 million for the same period in 2025. This increase was primarily the result of higher performance based compensation and regular merit increases. Full-time equivalents were flat to the prior year quarter.
Legal and Professional Fees. Legal and professional fees were $6.1 million for the first three months of 2026, an increase of $1.2 million, or 24.3%, compared to $4.9 million for the same period in 2025, primarily reflecting higher costs related to technology improvement initiatives and additional costs associated with being a public company.
Bankcard Processing, Rewards and Related Costs. Bankcard processing, rewards and related costs increased $0.7 million, or 10.4% for the first three months of 2026, compared to the same period in 2025, primarily reflecting $0.4 million in conversion-related refunds received in the first quarter of 2025 that did not recur in 2026.
Other Expenses. Other expenses decreased $2.2 million, to $14.1 million for the first three months of 2026, compared to the same period in 2025. The decrease was primarily due to $3.1 million higher residual loss expense in 2025 on the leased car portfolio as a result of declining fair market values. This was partially offset by increases in various other expense categories.
Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and loans, tax credits and the rates charged by federal and state authorities in which we do business. Income tax expense was $32.9 million for the three months ended March 31, 2026, representing an effective tax rate of 22.8%, compared to $28.1 million and an effective tax rate of 22.9%, for the same period in 2025. The increase in income tax expense of $4.8 million, or 17.0%, was driven by higher pre-tax income year over year.

Discussion and Analysis of Business Segments
The Company has strategically aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking and Wealth Management (collectively, the “Business Segments”). The Chief Executive Officer regularly evaluates Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. See "Note 12, Business Segment Reporting," to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Three Months Ended March 31, 2026	(dollars in thousands)
Net interest income	$81,271	$113,043	$(15)	$194,299	$14,318	$208,617
Provision for credit losses	2,193	932	-	3,125	21	3,146
Net interest income after provision for credit losses	79,078	112,111	(15)	191,174	14,297	205,471
Noninterest income	32,034	10,732	21,333	64,099	989	65,088
Noninterest expense	62,994	39,623	13,445	116,062	10,554	126,616
Income before income taxes	48,118	83,220	7,873	139,211	4,732	143,943
Income taxes	11,530	19,274	1,894	32,698	157	32,855
Net income	$36,588	$63,946	$5,979	$106,513	$4,575	$111,088
Assets under advice	$-	$-	$16,012,029	$16,012,029	$-	$16,012,029
Three Months Ended March 31, 2025
Net interest income	$75,181	$106,290	$(19)	$181,452	$7,821	$189,273
Provision for credit losses	1,885	1,031	(3)	2,913	7	2,920
Net interest income after provision for credit losses	73,296	105,259	(16)	178,539	7,814	186,353
Noninterest income	28,494	10,377	18,419	57,290	1,498	58,788
Noninterest expense	59,907	39,370	12,529	111,806	10,455	122,261
Income before income taxes	41,883	76,266	5,874	124,023	(1,143)	122,880
Income taxes	10,026	17,613	1,407	29,046	(964)	28,082
Net income	$31,857	$58,653	$4,467	$94,977	$(179)	$94,798
Assets under advice	$-	$-	$13,543,819	$13,543,819	$-	$13,543,819
Q1 2026 vs Q1 2025
Increase (decrease) in net income - amount	$4,731	$5,293	$1,512	$11,536	$4,754	$16,290
Increase (decrease) in net income - percent	14.9%	9.0%	33.8%	12.1%	NM	17.2%
Consumer Banking Operating Results
For the three months ended March 31, 2026, Consumer Banking net income increased $4.7 million, or 14.9%, to $36.6 million compared to the same period in 2025. The increase was primarily due to increased net interest income of 8.1% and a $1.7 million gain on finalization of the consumer lease portfolio sale, partially offset by increased noninterest expenses of 5.2%.
Commercial Banking Operating Results
For the three months ended March 31, 2026, Commercial Banking net income increased $5.3 million, or 9.0%, to $63.9 million compared to the same period in 2025. The increase was primarily due to increased net interest income of 6.4% driven by an increase in the FTP paid on deposits.
Wealth Management Operating Results
For the three months ended March 31, 2026, Wealth Management net income increased $1.5 million, or 33.8%, to $6.0 million compared to the same period in 2025, as assets under advice increased $2.5 billion. The 18.2% rise in total AUA was driven by continued strong net new AUA, partially offset by a reduction from market movement.

Financial Condition and Risk Management
The following discussion provides an overview of the Company’s financial condition, asset quality, liquidity position, and regulatory capital as of March 31, 2026, with comparisons to the prior year quarter where relevant. This analysis highlights the key drivers of balance sheet changes, evaluates trends in credit performance, and outlines the strength of the Company’s liquidity and capital resources. Together, these measures reflect management’s ongoing focus on prudent risk management, disciplined balance sheet strategy, and maintaining a strong financial foundation to support continued operations and future growth.
As of March 31, 2026:
•Total assets remained stable with a decrease of 1.4% from December 31, 2025.
•Total loans held for investment as of March 31, 2026 totaled $11.5 billion, an increase of $98 million, or 0.9%, compared to $11.4 billion as of December 31, 2025. The increase was primarily due to increases in commercial real estate, and residential mortgage loans, partially offset by a decline in other consumer loans.
•Investment securities grew $369 million, an increase of 5.7% from December 31, 2025. As of March 31, 2026, 99.0% of our investment portfolio consisted of securities guaranteed by the U.S. government, its agencies, or sponsored enterprises and available-for-sale securities represented 99.3% of our total portfolio.
•Total deposits declined by $397.2 million, a decrease of 2.5% from December 31, 2025. The decrease was primarily due to the outflow of seasonal deposits gathered at year-end.
•Total stockholders' equity grew by $14 million, an increase of 0.4% from December 31, 2025.
The Company manages risk through an enterprise risk management framework that establishes risk appetite, governance structures, and monitoring processes across key risk categories, including credit, market, liquidity, operational, and technology risks. Risk is overseen by the Board of Directors and its committees, with management responsible for identifying, measuring, monitoring, and controlling exposures through established limits, key risk indicators, and escalation protocols.
Credit Risk Management
Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We seek to mitigate credit risk in our loan and lease portfolio by following clearly defined underwriting criteria and account management standards set by management. See "Note 3, Loans and Allowance for Credit Losses," to our consolidated financial statements in this Quarterly Report on Form 10-Q.
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
To manage and enforce our portfolio metrics and diversification targets our credit committee meets periodically to evaluate credit risk migration, new business activities, stress-test activities and credit policy changes and approve or modify market lending authorities. Our internal loan review department, our third line of defense, serves as an independent function to evaluate effective underwriting and application of credit policy in both origination and portfolio management.
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

The following table presents our loan and lease portfolio by category as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	% of total	Amount	% of total
Loans held for investment:	(dollars in thousands)
Construction and development	$512,681	4%	$570,749	5%
Commercial, financial & agricultural	1,740,689	15%	1,761,287	15%
Non-owner-occupied commercial real estate	3,267,008	28%	3,150,269	28%
Owner-occupied commercial real estate	1,583,461	14%	1,580,260	14%
Commercial real estate	4,850,469	42%	4,730,529	41%
Total commercial loans	7,103,839	62%	7,062,565	62%
Residential mortgage loans	3,423,146	30%	3,321,101	29%
Home equity lines of credit	422,737	4%	410,845	4%
Consumer credit card	93,171	1%	98,310	1%
Other consumer loans	499,019	4%	551,395	5%
Total residential and consumer loans	4,438,073	38%	4,381,651	38%
Total unpaid principal balance	11,541,912	100%	11,444,216	100%
Add: Unearned income	(9,342)	-%	(9,611)	-%
Loans held for investment	$11,532,570	100%	$11,434,605	100%
Loans held for sale	$29,457		$54,119
Credit quality across the loan portfolio remains strong, supported by consistent adherence to conservative underwriting standards. Portfolio‑level metrics across all loan classes continue to align with these established standards, underscoring the stability and resilience of the credit profile. Total loans held for investment increased $98 million, or 0.9%, to $12 billion as of March 31, 2026. The increase was primarily due to an increase in commercial real estate and residential real estate, partially offset by a decline in the consumer loan portfolio.
Commercial loans totaled $7 billion at March 31, 2026, representing an increase of $41 million, or 0.6%, compared to December 31, 2025. Growth during the quarter was primarily attributable to increases in both owner‑occupied and non‑owner‑occupied commercial real estate loan balances, partially offset by expected reductions in construction loan balances and a modest decline in commercial, financial, and agricultural loans. Overall credit quality within the commercial loan portfolio remained strong during the first quarter of 2026. While commercial loan delinquencies increased during the quarter, the change was primarily related to the migration of a limited number of larger commercial relationships to non‑performing status.
Residential and consumer loans totaled $4 billion at March 31, 2026, representing an increase of $56 million, or 1.3%, from December 31, 2025. During the quarter, indirect consumer lending balances continued to decline and the consumer leasing portfolio was sold. These changes reflect the Company’s ongoing, deliberate rebalancing of its consumer loan portfolio.
The residential mortgage portfolio continues to demonstrate strong credit fundamentals, reflected in an average loan‑to‑value ratio of 59%, an average debt‑to‑income ratio of 38.9%, and an average FICO score of 727. Residential mortgage loans accounted for 30% of total loans held for investment as of March 31, 2026, an increase of 3.1%, or $102 million, from December 31, 2025. The increase was primarily due to continued growth in adjustable-rate mortgages, along with growth in residential construction and development loans. The mortgage portfolio remains well diversified with originations during the quarter averaging $343 thousand per loan.

Asset Quality
The following table presents selected financials from our consolidated balance sheet and the asset quality ratios discussed below.

	As of	As of
	March 31, 2026	December 31, 2025
Asset Quality Ratios:
Nonperforming loans / loans held for investment	0.45%	0.40%
Allowance for loan losses / loans held for investment	1.30%	1.31%
Loan modifications / loans held for investment	0.33%	0.53%
Net charge-offs / average total loans	0.10%	0.12%
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
Nonperforming Loans and Assets.
Our non-performing assets consist of nonperforming loans and foreclosed real estate, if any. Our nonperforming loans consist of loans past due 90 days or more and still accruing and nonaccrual loans. We consider loans past due on the day following the contractual repayment date if the contractual repayment was not received by us as of the end of the business day. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business. Loans are placed on nonaccrual status when (i) deterioration in the financial condition of the borrower exists such that payment of full principal and interest is not expected, or (ii) principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on nonaccrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.
The following table presents our nonperforming loans and assets for the dates indicated:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$51,364	$44,663
Loans past due 90 days or more and still accruing	711	1,343
Total nonperforming loans	52,075	46,006
Foreclosed assets held for sale	1,604	4,353
Other repossessed assets	1,145	1,601
Total nonperforming assets	$54,824	$51,960
Allowance for credit losses to period end loans	1.30%	1.31%
Allowance for credit losses to period end nonperforming loans	287.83%	325.34%
Nonperforming loans to period end loans	0.45%	0.40%
Nonperforming assets to period end assets	0.27%	0.25%
Nonaccrual loans to total loans outstanding at period end	0.45%	0.39%
Allowance for credit losses to nonaccrual loans at period end	291.82%	335.12%
Nonaccrual loans totaled $51.4 million as of March 31, 2026, an increase of $6.7 million, or 15.0%, compared to $44.7 million as of December 31, 2025. The increase was primarily driven by an increase in commercial, financial, and agricultural. The increase was primarily driven by one relationship migrating to nonaccrual during the quarter.

Allowance for Credit Losses
Allowance for credit losses reflects management’s estimate of current expected loss within the loan and lease portfolio. The computation of the allowance for credit losses includes elements of judgment and high levels of subjectivity. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses on Loans,”, in this Quarterly Report on Form 10-Q
We measure the allowance for credit losses using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type and collateral type. Loans that do not share similar risk characteristics, primarily large loans on nonaccrual status are evaluated on an individual basis.
In the three months ended March 31, 2026, we recorded net charge-offs of $2.9 million, compared to net charge-offs of $3.5 million in the three months ended March 31, 2025, a decrease of $0.5 million, or 15.7%. Net charge-offs as a percentage of average total loans were 0.10% in the three months ended March 31, 2026, compared to 0.12% from the same period in 2025.
At March 31, 2026, the allowance for credit losses was $149.9 million, or 1.30% of our total loan and leases portfolio, compared with $153.7 million, or 1.31%, in the same period in 2025.
The following tables present the allocation of the allowance for credit losses:

	As of March 31, 2026			As of December 31, 2025
	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category
	(dollars in thousands)
Construction and development	$12,219	4.43%	2.38%	$14,983	4.97%	2.63%
Commercial, financial & agricultural	25,127	15.06%	1.44%	23,474	15.33%	1.33%
Commercial real estate	36,216	41.95%	0.75%	34,897	41.18%	0.74%
Residential real estate	54,864	33.52%	1.43%	53,883	32.95%	1.44%
Consumer	21,463	5.12%	3.62%	22,437	5.65%	3.45%
Unearned income	-	(0.08%)	-%	-	(0.08%)	-%
Total	$149,889	100.00%	1.30%	$149,674	100.00%	1.31%
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
The Company’s Asset Liability Management Committee ("ALCO"), operating under authority granted by the Board of Directors, is responsible for measuring, monitoring, and managing interest rate risk to limit earnings volatility and protect capital and liquidity.
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

As of March 31, 2026, the amortized cost of our AFS and HTM investment portfolios totaled $6.8 billion, an increase of $419.1 million, or 6.5% versus December 31, 2025. As of the same date, the fair value of our AFS and HTM investment portfolios totaled $6.7 billion, an increase of $368.9 million, or 5.8% versus December 31, 2025.
During the first quarter of 2026, the Company maintained average balances of approximately $1.5 billion in short‑term interest‑earning assets held at the Federal Reserve. Early in the quarter, management began redeploying a portion of these balances into the investment securities portfolio as part of its ongoing balance sheet and interest rate risk management strategy. Management initially approached investment activity conservatively due to the interest rate environment early in the quarter, and increased the pace of purchases as market yields became more favorable later in the quarter and into April. Securities purchased consisted primarily of U.S. Treasury, agency CMBS, and RMBS securities with durations generally ranging from approximately 3.0 to 4.5 years and were intended to reduce asset sensitivity and enhance the stability of interest income.

The average tax-equivalent yield at March 31, 2026 was 4.02%, a decrease of 0.02 percentage points compared to December 31, 2025. Gross unrealized gains in our investment securities portfolio were $24.1 million and $57.2 million as of March 31, 2026 and December 31, 2025, respectively. Gross unrealized losses in our investment securities portfolio were $121.6 million and $104.6 million as of March 31, 2026 and December 31, 2025, respectively. The change in unrealized gains and losses in our investment securities portfolio was due primarily to higher market interest rates during the first three months of 2026, which adversely impacted the fair value of longer duration securities.
As of March 31, 2026, approximately 99.0% of our investment portfolio consisted of securities guaranteed by the U.S. government, its agencies, or sponsored enterprises and available-for-sale securities represented 99.3% of our total portfolio. As of the same date, the portfolio’s composition was 37% agency residential mortgage-backed securities (“RMBS”), 42% agency commercial mortgage-backed securities (“CMBS”), and 16% Treasuries, with the balance in the Small Business Administration (“SBA”), municipal, corporate and other securities.
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
As of March 31, 2026, our best estimate of the duration of our $2.5 billion residential mortgage-backed securities portfolio held in available-for-sale was 3.3 years. As of March 31, 2026, management estimates the effective duration extends by 0.7 years assuming an immediate 200 basis point upward shock and contracts by 0.8 years assuming an immediate 200 basis point downward shock. As of the same date, our best estimate of the duration of the total investment portfolio excluding equity securities was 2.7 years. Management estimates the effective duration extends by 0.2 years assuming an immediate 200 basis point upward shock and contracts by 0.3 years assuming an immediate 200 basis point downward shock.
All securities not issued or guaranteed by the U.S. government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process is intended to adequately test for a range of credit and loss assumptions and does not rely primarily on credit ratings. This review was performed as of March 31, 2026 and December 31, 2025 and revealed no matters that would warrant impairment and result in an allowance for credit losses. The Company determined that all unrealized losses are primarily attributable to changes in interest rates and current market conditions.
During the first three months of 2026, there was no sale of common and preferred stock. $0.1 million in net gains were recorded on common or preferred stock in the first three months of 2025.
We utilize an asset/liability simulation model to evaluate the sensitivity of net interest income (short-term risk) and economic value of equity (“EVE”) (long-term risk) to changes in interest rates under various hypothetical scenarios. EVE represents the estimated present value of assets less liabilities at a point in time. Changes in EVE indicate the potential impact on the long-term earnings capacity of the balance sheet assuming rate changes remain in effect.
We monitor and stress test key modeling assumptions to assess their impact on results and identify drivers of changes in the Company’s interest rate risk profile. The table below presents the estimated impact on net interest income and EVE from immediate parallel changes in interest rates.

			As of	March 31, 2026
	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in EVE
	Year 1		Year 2
Change in Rates	Amount	Percent	Amount	Percent	Amount	Percent

-200 bp	$(64,408)	(7.5)%	$(119,171)	(13.4)%	$(573,501)	(8.7)%
-100 bp	(31,616)	(3.7)%	(58,321)	(6.6)%	(239,878)	(3.7)%
+100 bp	30,475	3.6%	56,607	6.4%	171,686	2.6%
+200 bp	60,162	7.0%	111,806	12.6%	283,659	4.3%
The values in the table above are hypothetical and do not reflect potential management actions that could mitigate the effects of interest rate changes, including changes in pricing, balance sheet mix, or funding strategies. Actual results may differ due to variations in the timing and magnitude of interest rate movements, non-parallel yield curve changes, deposit behavior, loan prepayment speeds, or changes in asset and liability composition or growth. The simulations assume no balance sheet growth or additional rate changes beyond the initial shock and are intended to indicate sensitivity to interest rate changes rather than predict actual results. For further discussion of the Company’s interest rate risk, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K.
Liquidity Risk
Bank Liquidity
The objective of our liquidity management strategy is to ensure the availability of cash sufficient to fund our operations and meet present and future financial obligations at a reasonable cost. We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
The Company’s ALCO has been authorized by the Board to oversee our liquidity risk to confirm that our activities comply with our funds management policy, which specifies overall objectives, metrics, limits, guidelines, reporting requirements and our contingency funding plan, which includes requirements for liquidity stress testing. The ALCO receives regular comprehensive reporting that includes information describing current levels vs. guidelines and limits for a broad set of liquidity metrics, loan and deposit trends, readily available liquidity measures, explanatory commentary relating to changes in our liquidity position and emerging risk trends and, as appropriate, recommended remedial strategies.
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
As of March 31, 2026, we had approximately $7.0 billion in readily available liquidity compared to $6.7 billion as of December 31, 2025.

Readily Available Liquidity	March 31, 2026	December 31, 2025	Change
	(dollars in thousands)
Cash reserves at Federal Reserve	$1,185,077	$1,805,215	$(620,138)
FHLB advance capacity (loan collateral)	2,779,867	2,743,992	35,875
Unencumbered securities lending value	3,005,170	2,104,941	900,229
Total readily available liquidity	$6,970,114	$6,654,148	$315,966

The following table presents selected financials from our consolidated balance sheet and liquidity ratios discussed below.

	As of	As of
	March 31, 2026	December 31, 2025
Liquidity Ratios:
Loan to deposit ratio	74.8%	72.4%
Cash and securities / total assets	39.9%	40.9%
Available liquidity / total assets	34.1%	32.1%
Deposits
Deposits are our primary source of liquidity, as well as provides the biggest source of liquidity needs. Deposits are gathered primarily from our full-service branch locations, as well as online, mobile and ATM deposits. Central Bank offers a variety of deposit products including noninterest-bearing demand deposits, interest-bearing demand deposits, savings accounts, and certificates of deposit. The bank also utilizes the IntraFi network which allows our depositors to receive FDIC insurance on amounts greater than $250,000. Deposits larger than this threshold are broken into smaller amounts and placed in the network of other IntraFi institutions to ensure FDIC insurance covers the entire deposit.
The following tables sets forth the distribution of deposit balances as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
	Ending Balance	% of Total	Ending Balance	% of Total
	(dollars in thousands)
Noninterest-bearing demand deposits	$5,563,373	36.0%	$5,615,652	35.4%
Savings and interest-bearing demand deposits	8,284,962	53.6%	8,611,895	54.3%
Time deposits	1,617,106	10.5%	1,635,078	10.3%
Total deposits	$15,465,441	100.0%	$15,862,625	100.0%
Total deposit ending balances as of March 31, 2026 were $15.5 billion, a decrease of $397.2 million, or 2.5%, compared to $15.9 billion as of December 31, 2025. The decrease was due to the outflow of seasonal public funds deposits.
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. Our total estimated uninsured deposits were $6.4 billion and $6.9 billion as of March 31, 2026 and December 31, 2025, respectively.
Federal Funds Purchased and Customer Repurchase Agreements
Federal funds purchased and customer repurchase agreements totaled $1.1 billion and $1.0 billion at March 31, 2026 and December 31, 2025, respectively, which included customer repurchase agreements of $944.5 million and $945.8 million at March 31, 2026 and December 31, 2025, respectively. These are short-term borrowings that generally have a one-day maturity. The $1.3 million, or 0.1%, decrease in the first three months of 2026 was due to the normal course of business. Federal funds purchased increased $56.4 million, or 85.4%, in the first three months of 2026.
Off-Balance Sheet Arrangements
In the normal course of business, in order to meet the needs of our customers, we are subject to off-balance sheet risk which could potentially impact our financial position. These off-balance sheet arrangements include commitments to fund loans and standby letters of credit. The level of outstanding loan commitments may fluctuate based on macroeconomic conditions and customer demand, and changes in these factors could affect our consolidated balance sheets and liquidity position. See Note 9, “Commitments, Contingencies, and Guarantees” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Holding Company Liquidity
The Company is an independent entity distinct from the Bank and is therefore responsible for managing its own liquidity. Its primary source of funding comes from dividends paid by the Bank. However, there are statutory and regulatory restrictions that limit the Bank’s ability to distribute dividends to the Company.

The Bank may not declare dividends in any calendar year in an amount that would exceed its accumulated retained earnings after giving effect to any unrecognized losses and bad debts without the prior approval of the banking regulators. In addition, dividends paid by the Bank to the Company would be prohibited if they would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2026, the Bank paid $100 million in dividends to the Company. As of March 31, 2026, the Bank had approximately $59 million of retained earnings that could be upstreamed to the Company through dividends without prior approval from the Federal Reserve. These earnings remain at the Bank level and are included in regulatory capital.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, taxes, and dividends to stockholders. The Company’s liquidity totaled $2.0 billion as of March 31, 2026, consisting primarily of a $1.0 billion loan to the Bank and $941 million in cash and cash equivalents. The Company’s liquidity totaled $1.9 billion as of December 31, 2025, consisting of a $1.0 billion loan to the Bank, and $897 million in cash and cash equivalents.
The Company’s operating expenses totaled $3.1 million for the three months ended March 31, 2026. Dividends paid to stockholders totaled $28.9 million and the Company repurchased $31.6 million of common stock during the first three months of 2026.
Operational Risk
Operational risk refers to the risk arising from inadequate or failed internal processes or systems, the misconduct or errors of people or adverse external events, as well as risks related to compliance with laws and regulations, and exposure to legal matters. We seek to mitigate operational risks by expanding and maintaining an experienced operations team to meet customer and company demands; providing employees with relevant job-specific training; working with our vendors to use antifraud protections; establishing security procedures for our clients; employing business continuity planning and testing designed to ensure the continued operation of core functions in the event of a business disruption; and engaging in periodic independent audits of our operations and operating controls. We also seek to mitigate operational risks related to misconduct by employees or contractors by implementing internal controls, including dual authorization for monetary transactions, conducting background and credit checks for new hires, screening contractors and third parties providing critical services using a vendor management process, and offering whistleblower protections to our employees to encourage the reporting of misconduct.
Our operations are dependent on the secure and reliable functioning of our information systems and those of third-party service providers. As a result, cybersecurity threats and fraud-related risks represent an ongoing area of focus for management, particularly as the use of digital platforms and emerging technologies continues to evolve. We maintain a risk-based cybersecurity and fraud risk management program that includes preventative and detective controls, ongoing monitoring, and response protocols designed to safeguard systems and customer information and support business continuity. These risks are considered within our broader risk management framework and are monitored as part of our ongoing assessment of operational and technology-related risks that could impact our financial condition and results of operations. We continue to monitor evolving cybersecurity and fraud risks, including those related to digital activity and artificial intelligence, which did not materially impact results this quarter.
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
The prompt corrective action (“PCA”) framework is a regulatory tool used to monitor and manage the capital levels of banks. It is designed to maintain the stability and soundness of financial institutions, particularly banks, by requiring regulatory intervention when a bank’s capital falls below certain thresholds. The primary goal of PCA is to address financial distress early, before it results in more severe consequences. These regulations, enforced by federal banking agencies, classify banks based on their capital adequacy and impose escalating supervisory actions as a bank’s capital position deteriorates.

PCA regulations mandate that federal regulators take action when a bank’s capital falls below the required thresholds. This can involve measures such as restrictions on paying dividends or bonuses, restrictions on asset growth or expansion, enhanced monitoring and reporting requirements, required capital restoration plans, possible forced mergers or liquidation in extreme cases.
At each of March 31, 2026 and December 31, 2025 the Company’s capital ratios exceeded the regulatory requirements and the Bank’s capital ratios exceeded the threshold for “well capitalized” status. We maintain excess capital, in part, to provide ourselves with flexibility when considering potential acquisition opportunities. Actual and required capital ratios were:

	As of March 31, 2026
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,686,033	29.8%	8.0%	10.0%
Central Trust Bank	1,745,212	14.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,535,765	28.6%	6.0%	8.0%
Central Trust Bank	1,594,944	12.9%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,535,765	28.6%	4.5%	6.5%
Central Trust Bank	1,594,944	12.9%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,535,765	17.4%	4.0%	5.0%
Central Trust Bank	1,594,944	7.9%	4.0%	5.0%

	As of December 31, 2025
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,633,280	29.3%	8.0%	10.0%
Central Trust Bank	1,742,888	14.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,483,247	28.1%	6.0%	8.0%
Central Trust Bank	1,592,855	12.9%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,483,247	28.1%	4.5%	6.5%
Central Trust Bank	1,592,855	12.9%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,483,247	17.9%	4.0%	5.0%
Central Trust Bank	1,592,855	8.2%	4.0%	5.0%
As of March 31, 2026, we had no material contractual commitments for capital expenditures. However, the Company is currently progressing through its Core Modernization initiative, which is expected to result in capital expenditures as project phases are executed. These expenditures are expected to be funded through operating cash flows, and the Company does not expect the initiative to have a material adverse impact on its liquidity or capital position.

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
The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type, and expected credit loss patterns. The Company maintains a policy to reverse accrued and unpaid interest when a loan is placed on non-accrual. Therefore, an allowance is not recorded for accrued interest. The allowance for credit losses includes significant assumptions that are uncertain and reasonably likely to have a material impact, the most significant of which are loan loss rates and prepayment speeds. Assumptions are updated based on actual performance on an annual basis. We utilize a consensus macroeconomic forecast which relies on underlying statistical models to incorporate the economic impact into each loan portfolio. Management performs a qualitative analysis considering necessary adjustments based on the potential risks inherent in the macroeconomic forecast and impacts from loan portfolio changes, including concentrations, staffing, asset quality, and policy changes. Model validations are performed to provide an independent assessment of the framework and the model’s use in producing reasonable and supportable estimates. See Note 3, “Loans and Allowance for Credit Losses” to our consolidated financial statements contained elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
There have been no material changes in recently issued accounting standards from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Non-GAAP Financial Measures Reconciliations
We provide these measures to supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP) and should not be viewed in isolation from, or as a substitute for, GAAP results. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

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

		Three Months Ended March 31,
		2026	2025
		(dollars in thousands)
Interest income (FTE), net interest income (FTE) and net interest margin (FTE)
Interest income		$258,054	$240,209
Add: Tax-equivalent adjustment ¹		1,804	1,581
Interest income (FTE) (non-GAAP)		$259,858	$241,790
Net interest income	{a}	$208,617	$189,273
Add: Tax-equivalent adjustment ¹		1,804	1,581
Net interest income (FTE) (non-GAAP)	{b}	$210,421	$190,854
Average interest-earning assets	{c}	$19,587,271	$18,303,676
Net interest margin ²	{a ÷ c}	4.32%	4.19%
Net interest margin (FTE) (non-GAAP) ²	{b ÷ c}	4.36%	4.23%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three months ended March 31, 2026 and 2025 are presented on an annualized basis.

		Three Months Ended March 31,
		2026	2025
		(dollars in thousands)
Adjusted noninterest income, adjusted total revenue and adjusted fee income ratio
Noninterest income	{a}	$65,088	$58,788
Less: Investment securities gains, net		-	109
Adjusted noninterest income (non-GAAP)	{b}	$65,088	$-
Net interest income		$208,617	$189,273
Noninterest income		65,088	58,788
Total revenue	{c}	273,705	248,061
Less: Investment securities gains, net		-	109
Adjusted total revenue (non-GAAP)	{d}	$273,705	$247,952
Fee income ratio	{a ÷ c}	23.8%	23.7%
Adjusted fee income ratio (non-GAAP)	{b ÷ d}	23.8%	23.7%

Tangible noninterest expense, adjusted total revenue (FTE) and efficiency ratio (FTE)
Net interest income		$208,617	$189,273
Noninterest income		65,088	58,788
Total revenue	{a}	273,705	248,061
Less: Investment securities gains, net		-	109
Add: Tax equivalent adjustment ¹		1,804	1,581
Adjusted total revenue (FTE) (non-GAAP)	{b}	$275,509	$249,533
Noninterest expense	{c}	$126,616	$122,261
Less: Amortization of intangible assets		804	807
Tangible noninterest expense (non-GAAP)	{d}	$125,812	$121,454
Efficiency ratio	{c ÷ a}	46.3%	49.3%
Efficiency ratio (FTE) (non-GAAP)	{d ÷ b}	45.7%	48.7%
¹ Effective marginal tax rate of 23.84% used for all periods.

Adjusted net income and adjusted return on average total assets
Net income	{a}	$111,088	$94,798
Add: Investment securities gains, net of taxes ¹		-	(83)
Adjusted net income (non-GAAP)	{b}	$111,088	$94,715
Average total assets	{c}	$20,513,495	$19,175,137
Return on average total assets ²	{a ÷ c}	2.20%	2.00%
Adjusted return on average total assets (non-GAAP) ²	{b ÷ c}	2.20%	2.00%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three months ended March 31, 2026 and 2025 are presented on an annualized basis.

Tangible common equity, tangible book value per share and tangible common equity to tangible assets
Total stockholders' equity	{a}	$3,798,326	$3,243,627
Less: Goodwill and other intangible assets		350,859	354,084
Tangible common equity (non-GAAP)	{b}	$3,447,467	$2,889,543
Total shares of Class A common stock outstanding	{c}	239,787	220,735
Book value per share	{a ÷ c}	$15.84	$14.69
Tangible book value per share (non-GAAP)	{b ÷ c}	$14.38	$13.09
Total assets	{d}	$20,456,371	$19,584,460
Less: Goodwill and other intangible assets		350,859	354,084
Tangible assets (non-GAAP)	{e}	$20,105,512	$19,230,376
Total stockholders' equity to total assets	{a ÷ d}	18.6%	16.6%
Tangible common equity to tangible assets (non-GAAP)	{b ÷ e}	17.1%	15.0%

		Three Months Ended March 31,
		2026	2025
		(dollars in thousands)
Tangible net income, adjusted tangible net income, average tangible common equity, adjusted return on average common equity, return on average tangible common equity and adjusted return on average tangible common equity
Net income	{a}	$111,088	$94,798
Add: Amortization of intangible assets, net of taxes ¹		612	615
Tangible net income (non-GAAP)		111,700	95,413
Add: Investment securities gains, net of taxes ¹		-	(83)
Adjusted tangible net income (non-GAAP)	{b}	$111,700	$95,330
Average common equity	{c}	$3,829,585	$3,181,663
Less: Average goodwill and other intangible assets		351,381	354,612
Average tangible common equity (non-GAAP)	{d}	$3,478,204	$2,827,051
Return on average common equity ²	{a ÷ c}	11.8%	12.1%
Adjusted return on average common equity (non-GAAP) ²	{b ÷ c}	11.8%	12.1%
Return on average tangible common equity (non-GAAP) ²	{a ÷ d}	13.0%	13.7%
Adjusted return on average tangible common equity (non-GAAP) ²	{b ÷ d}	13.0%	13.7%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three months ended March 31, 2026 and 2025 are presented on an annualized basis.

Item 1. Financial Statements
CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
	March 31, 2026	December 31, 2025
	(dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$190,868	$258,588
Short-term interest-bearing deposits	1,186,510	1,805,555
Interest-bearing deposits	858	1,039
Investment securities:
Available for sale	6,741,573	6,372,463
Held to maturity, net of allowance for credit losses of $10 and $10, and fair value of $1,539 and $1,700, as of March 31, 2026 and December 31, 2025, respectively	1,528	1,689
Equity	48,174	48,200
Total investment securities	6,791,275	6,422,352
Loans held for investment	11,532,570	11,434,605
Less allowance for credit losses	(149,889)	(149,674)
Net loans	11,382,681	11,284,931
Loans held for sale	29,457	54,119
Land, buildings, and equipment, net	221,577	215,931
Deferred tax assets, net	20,584	-
Goodwill and intangibles	350,859	351,664
Other assets	281,702	357,799
Total assets	$20,456,371	$20,751,978
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$5,563,373	$5,615,652
Savings and interest-bearing demand	8,284,962	8,611,895
Time	1,617,106	1,635,078
Total deposits	15,465,441	15,862,625
Federal funds purchased and customer repurchase agreements	1,066,923	1,011,851
Total customer funds	16,532,364	16,874,476
Deferred tax liabilities, net	-	11,745
Other liabilities	125,681	81,780
Total liabilities	16,658,045	16,968,001
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of March 31, 2026 and December 31, 2025, respectively	-	-
Class A voting common stock, $0.01 par value; 500,000,000 shares authorized; 318,247,550 shares issued as of March 31, 2026 and December 31, 2025, respectively	3,182	3,182
Class B nonvoting common stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of March 31, 2026 and December 31, 2025, respectively	-	-
Capital surplus	420,427	419,421
Retained earnings	3,559,565	3,477,408
Accumulated other comprehensive (loss)	(54,051)	(16,872)
Total stockholders' equity before treasury stock	3,929,123	3,883,139
Less treasury stock of 78,460,508 and 77,141,300 shares of Class A voting common stock as of March 31, 2026 and December 31, 2025, respectively	(130,797)	(99,162)
Total stockholders' equity	3,798,326	3,783,977
Total liabilities and stockholders' equity	$20,456,371	$20,751,978
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share data)
Interest income:
Loans	$176,076	$176,274
Investment securities	67,983	53,405
Federal funds sold and securities purchased under agreements to resell	13,995	10,530
Total interest income	258,054	240,209
Interest expense:
Deposits	43,425	43,730
Federal funds purchased and customer repurchase agreements	6,012	7,206
Total interest expense	49,437	50,936
Net interest income	208,617	189,273
Provision for credit losses	3,146	2,920
Net interest income after provision for credit losses	205,471	186,353
Other income:
Service charges and commissions	14,413	13,944
Payment services revenue	16,370	15,976
Brokerage services	7,936	6,714
Fees for fiduciary services	14,307	12,463
Mortgage banking revenues	9,536	8,727
Investment securities gains, net	-	109
Other income	2,526	855
Total other income	65,088	58,788
Other expenses:
Salaries and employee benefits	76,039	71,247
Net occupancy and equipment	12,166	11,847
Computer software and maintenance	5,977	6,056
Marketing and business development	4,556	4,959
Legal and professional fees	6,065	4,878
Bankcard processing, rewards and related costs	7,753	7,022
Other expenses	14,060	16,252
Total other expenses	126,616	122,261
Income before income taxes	143,943	122,880
Income taxes	32,855	28,082
Net income	$111,088	$94,798

Net income per common share - basic	$0.46	$0.43
Net income per common share - diluted	$0.46	$0.43
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net income	$111,088	$94,798
Unrealized (losses) gains, net of tax	(38,198)	45,643
Change in pension surplus, net of tax	1,019	3,417
Total other comprehensive (loss) income	(37,179)	49,060
Total comprehensive income	$73,909	$143,858
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at December 31, 2024	$2,978	$13,319	$3,333,669	$(99,380)	$(139,925)	$3,110,661
Net income	-	-	94,798	-	-	94,798
Other comprehensive income	-	-	-	-	49,060	49,060
Purchase treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($0.055 per share)	-	-	(12,121)	-	-	(12,121)
Stock-based compensation	-	934	-	-	-	934
Issuance under equity compensation plans	-	(132)	-	427	-	295
Balance at March 31, 2025	$2,978	$14,121	$3,416,346	$(98,953)	$(90,865)	$3,243,627

Balance at December 31, 2025	$3,182	$419,421	$3,477,408	$(99,162)	$(16,872)	$3,783,977
Net income	-	-	111,088	-	-	111,088
Other comprehensive income	-	-	-	-	(37,179)	(37,179)
Purchase treasury stock	-	-	-	(31,143)	-	(31,143)
Cash dividends paid on common stock ($0.12 per share)	-	-	(28,935)	-	-	(28,935)
Stock-based compensation	-	1,004	-	-	-	1,004
Issuance under equity compensation plans	-	2	3	(492)	-	(487)
Balance at March 31, 2026	$3,182	$420,427	$3,559,565	$(130,797)	$(54,051)	$3,798,326
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities:
Net income	$111,088	$94,798
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,933	4,989
Net accretion of discounts and premiums	(7,946)	(3,407)
Deferred income taxes	(20,691)	(1,806)
Provision for credit losses	3,146	2,920
Net gain on sale of loans	(6,107)	(6,639)
Net change in trading debt securities	-	666
Net investment securities gains	-	(109)
Originations of mortgage loans held for sale	(295,149)	(248,607)
Proceeds from sales of mortgage loans held for sale	300,271	253,623
Stock-based compensation	1,004	934
Decrease (increase) in other assets	74,646	(31,574)
Increase in other liabilities	44,906	36,657
Net cash provided by operating activities	210,101	102,445
Cash flows from investing activities:
Purchase of AFS securities	(771,964)	(542,910)
Purchase of equity securities	(3)	(54)
Proceeds from sales of equity securities	29	859
Proceeds from maturities of AFS securities	360,645	458,523
Proceeds from maturities of HTM securities	161	5
Net change in interest-bearing deposits	181	50
Net (increase) decrease in loans	(75,228)	124,732
Purchase of land, buildings, and equipment	(8,414)	(1,337)
Proceeds from sale of land, buildings, and equipment	91	552
Net cash (used in) provided by investing activities	(494,502)	40,420
Cash flows from financing activities:
(Decrease) increase in deposits	(379,212)	101,687
(Decrease) in time deposits	(17,972)	(14,798)
Increase in federal funds purchased and customer repurchase agreements	55,072	90,145
Dividends paid	(29,109)	(12,086)
Purchase of treasury stock	(31,143)	-
Net cash (used in) provided by financing activities	(402,364)	164,948
Net (decrease) increase in cash and cash equivalents	(686,765)	307,813
Cash and cash equivalents at beginning of year	2,064,143	1,241,808
Cash and cash equivalents at end of year	$1,377,378	$1,549,621
Cash and due from banks	$190,868	$319,668
Short-term interest-bearing deposits	1,185,077	1,227,505
Federal funds sold and securities purchased under agreements to resell	1,433	2,448
Total cash and cash equivalents	$1,377,378	$1,549,621
Supplemental disclosure of cash flow information:
Interest paid	$48,407	$50,570
Income taxes paid	1,049	-
Loans transferred to foreclosed assets held for sale	2,090	1,016
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
The accompanying consolidated financial statements include the accounts of Central Bancompany, Inc., and its subsidiaries. Central Bancompany owns all the outstanding capital stock of The Central Trust Bank, which is headquartered in Missouri. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. In addition, all significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period. The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2025 contained in the Company's 2025 Annual Report on Form 10-K. Management has evaluated subsequent events for potential recognition or disclosure.
(2)Investment Securities
The table below includes the fair value of equity securities as of March 31, 2026 and December 31, 2025. Equity investments with no readily determinable fair value are carried at cost. FHLB and FRB stock represent equity interests the Company is required to hold in the Federal Reserve Bank and Federal Home Loan Bank. These amounts are also carried at cost as they do not have a readily determinable fair value because ownership of these shares is restricted, and they lack a market.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Federal Home Loan Bank stock	$10,604	$10,634
Federal Reserve Bank stock	26,057	26,057
Other - no readily determinable fair value	11,513	11,510
Total	$48,174	$48,200
During the first three months of 2026, there were no recorded gains or losses on common and preferred stock. During the first three months of 2025, $0.1 million in net gains were recorded on common and preferred stock. These consisted of $0.8 million in realized gains on sales, offset by a $0.7 million decrease in unrealized gains on the portfolio.
Included in the equity securities portfolio at March 31, 2026 are holdings of 33,010 of Visa Class B-2 shares, which are carried at a zero cost basis, as the Company has elected to use an alternative measurement method due to the lack of observable price changes in the market for identical or similar investments of the same issuer.
On April 13, 2026, Visa announced the commencement of an exchange offer pursuant to which holders of Class B‑2 common stock may exchange their shares for a combination of Visa Class B‑3 common stock and Class C common stock (the “Exchange Offer”). The Exchange Offer remains subject to the terms and conditions set forth by Visa.
In May 2026, the Company participated in Visa Inc.’s Exchange Offer, pursuant to which all 33,010 shares of its Class B‑2 common stock were validly tendered and accepted in exchange for a combination of Visa Class B‑3 common stock and Class C common stock, together with cash in lieu of fractional shares.

As a result of the exchange, the Company expects to recognize a pre-tax gain of approximately $8 million in the second quarter of 2026, reflecting the fair value measurement of the Class C common stock received. The fair value of the Class C shares was determined based on their as-converted equivalence to Visa Class A common stock and the closing price of Visa Class A common stock of $318.79 per share on May 8, 2026.

The remaining 16,505 shares of Visa Class B-3 common stock retain the same restrictions as the former Class B-2 shares and have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer.

The following tables show the carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of AFS and HTM securities by security type at March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$1,096,080	$4,164	$(2,936)	$1,097,308	$-	$1,097,308
U.S. agency debentures	128,157	16	(505)	127,668	-	127,668
U.S. agency mortgage-backed securities	5,594,209	19,838	(118,082)	5,495,965	-	5,495,965
Obligations of states and political subdivisions	15,889	55	(52)	15,892	-	15,892
Other securities	4,804	2	(66)	4,740	-	4,740
Total	$6,839,139	$24,075	$(121,641)	$6,741,573	$-	$6,741,573

Held to maturity:
U.S. agency RMBS	$20	$1	$-	$21	$-	$21
Obligations of states and political subdivisions	1,518	-	-	1,518	(10)	1,508
Total	$1,538	$1	$-	$1,539	$(10)	$1,529

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$918,922	$10,561	$(1,196)	$928,287	$-	$928,287
U.S. agency debentures	132,692	177	(413)	132,456	-	132,456
U.S. agency mortgage-backed securities	5,345,130	46,346	(102,899)	5,288,577	-	5,288,577
Obligations of states and political subdivisions	16,595	87	(38)	16,644	-	16,644
Other securities	6,535	-	(36)	6,499	-	6,499
Total	$6,419,874	$57,171	$(104,582)	$6,372,463	$-	$6,372,463

Held to maturity:
U.S. agency RMBS	$21	$1	$-	$22	$-	$22
Obligations of states and political subdivisions	1,678	-	-	1,678	(10)	1,668
Total	$1,699	$1	$-	$1,700	$(10)	$1,690
Accrued interest receivable totaled $27.3 million and $25.1 million at March 31, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.

The amortized cost and fair value of AFS and HTM securities at March 31, 2026, by contractual maturity, are shown below:

	March 31, 2026
	U.S. government obligations and government- sponsored enterprises			Obligations of states and political subdivisions			Other securities*
	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value
	(dollars in thousands)
Available for sale:
Within 1 year	$191,070	2.94%	$190,109	$4,743	4.65%	$4,773	$-	-%	$-
After 1 but within 5 years	1,033,167	4.20%	1,034,866	10,744	4.25%	10,721	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	402	7.91%	398	-	-	-
Mortgage - and asset-backed securities	5,594,209	4.02%	5,495,966	-	-	-	4,804	4.77%	4,740
Total	$6,818,446	4.01%	$6,720,941	$15,889	4.46%	$15,892	$4,804	4.77%	$4,740

Held to maturity:
Within 1 year	$-	-%	$-	$295	5.04%	$295	$-	-%	$-
After 1 but within 5 years	-	-	-	1,223	2.28%	1,223	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	-	-	-	-	-	-
Mortgage - and asset-backed securities	20	6.11%	21	-	-	-	-	-	-
Total	$20	6.11%	$21	$1,518	2.82%	$1,518	$-	-%	$-
* Other securities consist primarily of corporate bonds.
There were no proceeds from sales of AFS securities in the three months ended March 31, 2026 and March 31, 2025.
Investment securities with a carrying value of approximately $3.46 billion and $4.06 billion were pledged to secure public deposits, repurchase agreements, and borrowed funds at March 31, 2026 and December 31, 2025, respectively.
Allowance for credit losses on investment securities:
The expected credit losses for HTM debt securities are determined based on the likelihood of default and potential loss, using assumptions that correspond to loans with similar credit profiles. The Company recorded an allowance for credit losses on its HTM debt securities of $10 thousand at both March 31, 2026 and December 31, 2025.
All AFS securities not issued or guaranteed by the U.S. Government, its agencies, or sponsored enterprises undergo a quarterly evaluation for impairment. This evaluation involves testing various credit and loss assumptions, rather than solely relying on credit ratings. As of March 31, 2026, the Company did not identify any such securities for which a credit loss exists, and for the three months ended March 31, 2026 and 2025, the Company did not recognize a credit loss expense on any AFS securities.
Special emphasis and analysis are placed on securities that have experienced a negative credit rating event, are below investment grade, or have an uncertain financial outlook. These securities are placed on a watch list and monitored for further developments. At March 31, 2026, the fair value of securities on this watch list was $4.3 million compared to $4.9 million at December 31, 2025.
The table below summarizes debt securities AFS in an unrealized loss position, aggregated by length of impairment period, for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025. Unrealized losses on these AFS securities have not been recognized as income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At March 31, 2026 management does not intend to sell the securities, nor is it anticipated that it would be required to sell the securities prior to the anticipated recovery.

	As of March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$2,083,763	$(15,229)	$1,401,353	$(106,293)	$3,485,116	$(121,522)
Obligations of states and political subdivisions	475	-	6,229	(52)	6,704	(52)
Other securities	-	-	3,421	(66)	3,421	(66)
Total	$2,084,238	$(15,229)	$1,411,003	$(106,411)	$3,495,241	$(121,640)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$419,704	$(1,190)	$1,469,113	$(103,318)	$1,888,817	$(104,508)
Obligations of states and political subdivisions	-	-	7,204	(38)	7,204	(38)
Other securities	-	-	3,557	(36)	3,557	(36)
Total	$419,704	$(1,190)	$1,479,874	$(103,392)	$1,899,578	$(104,582)
Gross unrealized losses on HTM investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Held to maturity:
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	515	-	-	-	515	-
Total	$515	$-	$-	$-	$515	$-

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Held to maturity:
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	450	-	-	-	450	-
Total	$450	$-	$-	$-	$450	$-

For obligations of states and political subdivisions, the Company's holdings are primarily in general obligation and revenue bonds. The Company monitors credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The underlying bonds are evaluated for credit losses in conjunction with management's estimate of the allowance for credit losses.
The following table shows the amortized cost basis by credit rating of the Company's HTM obligations of states and political subdivisions at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$246	$-	$977	$295	$1,518

	December 31, 2025
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$251	$-	$1,132	$295	$1,678
All HTM securities were current at March 31, 2026 and December 31, 2025.
(3)Loans and Allowance for Credit Losses
Loans consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Loans held for investment:
Construction and development	$512,681	$570,749
Commercial, financial & agricultural	1,740,689	1,761,287
Non-owner-occupied commercial real estate	3,267,008	3,150,269
Owner-occupied commercial real estate	1,583,461	1,580,260
Commercial real estate	4,850,469	4,730,529
Total commercial loans	7,103,839	7,062,565
Residential mortgage loans	3,423,146	3,321,101
Home equity lines of credit	422,737	410,845
Consumer credit card	93,171	98,310
Other consumer loans	499,019	551,395
Total residential and consumer loans	4,438,073	4,381,651
Total unpaid principal balance	11,541,912	11,444,216
Add: Unearned income	(9,342)	(9,611)
Loans, held for investment	11,532,570	11,434,605
Loans held for sale	29,457	54,119
Total loans and leases	$11,562,027	$11,488,724
Accrued interest receivable totaled $46.5 million and $45.9 million at March 31, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.
No loans were acquired by the Company for the three months ended March 31, 2026 and December 31, 2025.
As of March 31, 2026, loans made to related parties of the Company totaled $305.7 million. These loans primarily consist of loans made by the Bank to related parties of the Company, which were made in the ordinary course of business of the Bank and otherwise on terms consistent with those available to all customers.

March 31, 2026
(dollars in thousands)
Balance of loans to related parties, beginning of year	$340,010
New loans	8,725
Repayments	(10,244)
Change in relationship	(32,839)
Balance of loans to related parties, March 31, 2026	$305,653
The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company's banking markets are located throughout the states of Missouri, Kansas, Oklahoma and Colorado and the Company's loan portfolio has no unusual geographic concentrations of credit risk beyond its market areas.
Allowance for Credit Losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type and collateral type - construction and development, commercial, financial, and agricultural, multifamily residential real estate, non-owner occupied real estate, owner-occupied real estate, home equity lines of credit, all other residential real estate, consumer credit card, and all other consumer credit. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis.
For loans evaluated for credit losses on a collective basis, an average historical loss rate is calculated for each pool using the Company's historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a look back period. Look back periods can be different based on the individual pool and represent management's credit expectations for the pool of loans over the remaining contractual period. Due to changes in portfolio composition, the Company's own historical loss rates are not fully reflective of loss expectations and have been augmented by industry and peer data. Therefore, the historical loss rates are augmented by peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, unemployment rate, various interest rates, HPI, and CREPI. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for four quarters and then reverts back to historical averages using a four-quarter straight-line reversion method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications. Credit cards and certain similar consumer lines of credit, included in the individual loan totals, do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.
Key model assumptions in the Company's allowance for credit loss model include the economic forecast, the reasonable and supportable forecast period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company's allowance for credit losses at March 31, 2026 and December 31, 2025 are discussed below.

Key Assumption	March 31, 2026	December 31, 2025
Overall economic forecast	- Forecast provided by Oxford Economics

- The baseline forecast reflects impact from the Iran war, with consumer prices pushed markedly higher. The forecast assumes the war wraps up in coming months and is not a prolonged conflict.

- Increased uncertainty and softer demand will delay labor market improvement, keeping unemployment higher for longer.	- Forecast provided by Oxford Economics

- Expect the economy to continue to expand, with strong AI related investment with no sign of slowing down

- The labor market is softening, affecting real disposable income growth. However, consumer spending is holding up with tariffs driving the cost of core goods.
Reasonable and supportable period and related reversion period	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method
Forecasted macro-economic variables	- Unemployment ranging from 4.5% to 4.3% - GDP growth forecast of 2.4% -Prime rate is 6.75%, declining to 6.25% at the end of the supportable forecast	- Unemployment ranging from 4.1% to 4.4% - GDP growth forecast of 2.0% -Prime rate is 6.75%, declining to 6.25% at the end of the supportable forecast
Prepayment assumptions	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of 18.3% - Consumer loan and credit card prepayment speeds of 15.0%	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of .18.3% - Consumer loan and credit card prepayment speeds of 15.0%
Qualitative factors	Qualitative adjustments for:
- Economic, government policy, and geopolitical uncertainties

- Impact of inflation and interest rates on borrower ability to repay

- Changes in portfolio composition, concentrations, and underwriting standards	Qualitative adjustments for:
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

The following is a summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three months ended March 31, 2026 and March 31, 2025. Included within commercial loans are the following pools – real estate development & construction, commercial real estate, owner-occupied CRE, commercial & industrial, and multifamily residential loans. Included within residential real estate are 1-4 family residential and home equity loans. Included within individual loans are consumer and credit card loans.

	Three Months Ended March 31, 2026
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,983	$23,474	$24,637	$10,260	$48,341	$5,542	$8,806	$13,631	$149,674
Provision for credit losses on loans	(2,765)	2,072	817	401	749	307	646	898	3,125
Loans charged off	-	(1,844)	-	(103)	(83)	(14)	(1,121)	(2,333)	(5,498)
Recoveries on loans previously charged off	1	1,425	153	51	21	1	272	664	2,588
Balance at end of period	$12,219	$25,127	$25,607	$10,609	$49,028	$5,836	$8,603	$12,860	$149,889
Liability for unfunded commitments
Balance at beginning of period	$104	$116	$8	$7	$9	$105	$-	$-	$349
Provision for credit losses on unfunded lending commitments	(13)	22	-	2	1	8	-	-	20
Balance at end of period	$91	$138	$8	$9	$10	$113	$-	$-	$369
Allowance for credit losses on loans and liability for unfunded lending commitments	$12,310	$25,265	$25,615	$10,618	$49,038	$5,949	$8,603	$12,860	$150,258

	Three Months Ended March 31, 2025
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Provision for credit losses on loans	(1,144)	328	2,383	510	587	250	335	(337)	2,912
Loans charged off	-	(786)	(816)	-	(169)	-	(834)	(3,022)	(5,627)
Recoveries on loans previously charged off	16	417	-	1	111	2	190	1,437	2,174
Balance at end of period	$12,991	$23,874	$26,382	$10,451	$44,000	$4,757	$7,990	$23,293	$153,738
Liability for unfunded commitments
Balance at beginning of period	$165	$161	$6	$10	$7	$135	$-	$-	$484
Provision for credit losses on unfunded lending commitments	66	(23)	-	(1)	6	(42)	-	-	6
Balance at end of period	$231	$138	$6	$9	$13	$93	$-	$-	$490
Allowance for credit losses on loans and liability for unfunded lending commitments	$13,222	$24,012	$26,388	$10,460	$44,013	$4,850	$7,990	$23,293	$154,228

Age Analysis of Past Due and Nonaccrual Loans
The Company considers loans past due on the day following the contractual repayment date if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company's past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2026 and December 31, 2025. Balances in the tables below represent total unpaid principal balances gross of unearned and unamortized loan fees and costs.

	March 31, 2026
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$512,330	$274	$-	$77	$512,681
Commercial, financial & agricultural	1,726,479	3,890	38	10,282	1,740,689
Non-owner-occupied commercial real estate	3,249,170	8,430	-	9,408	3,267,008
Owner-occupied commercial real estate	1,576,598	3,597	-	3,266	1,583,461
Total commercial real estate	4,825,768	12,027	-	12,674	4,850,469
Total commercial loans	7,064,577	16,191	38	23,033	7,103,839
Residential mortgage loans	3,380,559	18,047	205	24,335	3,423,146
Home equity lines of credit	420,147	1,228	125	1,237	422,737
Consumer credit card	91,960	868	343	-	93,171
Other consumer loans	488,302	7,958	-	2,759	499,019
Total residential and consumer loans	4,380,968	28,101	673	28,331	4,438,073
Total	$11,445,545	$44,292	$711	$51,364	$11,541,912

	December 31, 2025
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$570,668	$-	$-	$81	$570,749
Commercial, financial & agricultural	1,751,575	4,097	34	5,581	1,761,287
Non-owner-occupied commercial real estate	3,137,206	4,056	-	9,007	3,150,269
Owner-occupied commercial real estate	1,575,921	1,797	-	2,542	1,580,260
Total commercial real estate	4,713,127	5,853	-	11,549	4,730,529
Total commercial loans	7,035,370	9,950	34	17,211	7,062,565
Residential mortgage loans	3,283,403	12,943	862	23,893	3,321,101
Home equity lines of credit	408,114	1,361	167	1,203	410,845
Consumer credit card	96,988	1,042	280	-	98,310
Other consumer loans	539,260	9,779	-	2,356	551,395
Total residential and consumer loans	4,327,765	25,125	1,309	27,452	4,381,651
Total	$11,363,135	$35,075	$1,343	$44,663	$11,444,216
At March 31, 2026 and December 31, 2025, the Company had $15.2 million and $16.9 million, respectively, of non-accrual commercial loans that had no allowance for credit loss. The interest income recorded on nonaccrual loans was approximately $0.2 million and $0.3 million in the first three months of 2026 and 2025, respectively.
The following table provides information about the credit quality of the loan portfolio using the Company's internal rating system reflecting management's risk assessment. The pass category consists of a range of loan grades that reflect low to moderate, though still acceptable, risk. Loans are placed on watch status when (1) one or more weaknesses which could jeopardize timely liquidation exists; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. Loans are placed on nonaccrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection.
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
The risk category of loans in the portfolio as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$21,826	$165,052	$166,525	$17,905	$59,312	$32,641	$37,070	$500,331
Watch	-	542	358	-	4,109	-	-	5,009
Substandard	-	1,913	2,612	-	2,264	475	-	7,264
Non-accrual	-	-	-	-	-	77	-	77
Total construction and development	21,826	167,507	169,495	17,905	65,685	33,193	37,070	512,681
Gross write-offs for the three months ended March 31, 2026	-	-	-	-	-	-	-	-
Commercial, financial & agricultural
Risk Rating
Pass	108,245	344,881	233,866	135,276	138,574	277,179	469,569	1,707,590
Watch	769	433	1,318	684	444	5,466	1,082	10,196
Substandard	209	1,167	911	1,178	534	8,306	316	12,621
Non-accrual	-	214	191	1,414	3,166	4,690	607	10,282
Total commercial, financial & agricultural	109,223	346,695	236,286	138,552	142,718	295,641	471,574	1,740,689
Gross write-offs for the three months ended March 31, 2026	17	550	275	173	(1)	334	496	1,844
Non-owner occupied CRE
Risk Rating
Pass	104,465	422,725	287,221	269,844	560,914	1,434,450	44,740	3,124,359
Watch	-	2,951	524	1,712	19,493	56,022	559	81,261
Substandard	-	-	916	4,986	23,475	22,603	-	51,980
Non-accrual	-	-	-	-	6,565	2,843	-	9,408
Total non-owner occupied CRE	104,465	425,676	288,661	276,542	610,447	1,515,918	45,299	3,267,008
Gross write-offs for the three months ended March 31, 2026	-	-	-	-	-	-	-	-
Owner occupied CRE
Risk Rating
Pass	58,043	244,856	129,615	108,991	168,594	700,161	113,689	1,523,949
Watch	391	-	1,136	2,577	2,863	16,830	979	24,776
Substandard	975	412	2,030	3,623	13,783	9,101	1,546	31,470
Non-accrual	-	-	-	140	1,127	1,999	-	3,266
Total owner occupied CRE	59,409	245,268	132,781	115,331	186,367	728,091	116,214	1,583,461
Gross write-offs for the three months ended March 31, 2026	48	-	-	-	-	55	-	103

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential mortgage loans
Accrual	261,883	886,239	486,135	396,501	511,485	794,978	61,590	3,398,811
Non-accrual	-	508	6,071	8,338	2,996	6,422	-	24,335
Total Residential mortgage loans	261,883	886,747	492,206	404,839	514,481	801,400	61,590	3,423,146
Gross write-offs for the three months ended March 31, 2026	83	-	-	-	-	-	-	83
Home equity lines of credit
Accrual	376	323	411	21	97	2,882	417,390	421,500
Non-accrual	-	-	-	-	-	-	1,237	1,237
Total home equity lines of credit	376	323	411	21	97	2,882	418,627	422,737
Gross write-offs for the three months ended March 31, 2026	14	-	-	-	-	-	-	14
Consumer credit card
Current	-	-	-	-	-	-	91,960	91,960
30-89 days	-	-	-	-	-	-	868	868
90+days	-	-	-	-	-	-	343	343
Total consumer credit card	-	-	-	-	-	-	93,171	93,171
Gross write-offs for the three months ended March 31, 2026	-	-	-	-	-	-	1,121	1,121
All other consumer
Current	27,831	94,424	90,614	95,366	81,292	71,156	27,619	488,302
30-89 days	13	823	806	2,265	2,478	1,573	-	7,958
90+ days	-	-	-	-	-	-	-	-
Non-accrual	-	296	475	775	642	571	-	2,759
Total all other consumer	27,844	95,543	91,895	98,406	84,412	73,300	27,619	499,019
Gross write-offs for the three months ended March 31, 2026	300	270	232	663	575	293	-	2,333
Total loans	$585,026	$2,167,759	$1,411,735	$1,051,596	$1,604,207	$3,450,425	$1,271,164	$11,541,912
Gross write-offs for the three months ended March 31, 2026	462	820	507	836	574	682	1,617	5,498

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$165,449	$207,312	$27,395	$71,348	$36,631	$17,334	$32,568	$558,037
Watch	529	244	1,486	3,490	-	-	-	5,749
Substandard	-	-	4,095	2,266	-	521	-	6,882
Non-accrual	-	-	-	-	-	81	-	81
Total construction and development	165,978	207,556	32,976	77,104	36,631	17,936	32,568	570,749
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	14	-	14

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial, financial & agricultural
Risk Rating
Pass	383,642	257,121	147,877	154,197	94,111	211,879	475,596	1,724,423
Watch	1,883	1,294	891	652	98	204	1,082	6,104
Substandard	1,981	1,428	1,113	1,242	7,922	11,211	282	25,179
Non-accrual	38	47	1,439	2,990	47	315	705	5,581
Total commercial, financial & agricultural	387,544	259,890	151,320	159,081	102,178	223,609	477,665	1,761,287
Gross write-offs for the year ended December 31, 2025	1,393	358	1,148	824	100	746	180	4,749
Non-owner occupied CRE
Risk Rating
Pass	417,956	257,298	270,435	572,181	421,783	1,063,545	33,545	3,036,743
Watch	-	527	237	6,487	-	49,660	387	57,298
Substandard	-	921	-	23,488	9,538	13,274	-	47,221
Non-accrual	-	-	-	6,164	25	2,818	-	9,007
Total non-owner occupied CRE	417,956	258,746	270,672	608,320	431,346	1,129,297	33,932	3,150,269
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	816	-	816
Owner occupied CRE
Risk Rating
Pass	231,225	132,459	110,736	173,201	235,419	517,212	111,649	1,511,901
Watch	1,133	1,154	4,080	3,006	5,634	16,519	1,229	32,755
Substandard	418	2,050	3,623	15,059	904	9,137	1,871	33,062
Non-accrual	-	-	72	1,182	259	1,029	-	2,542
Total owner occupied CRE	232,776	135,662	118,510	192,448	242,217	543,898	114,749	1,580,260
Gross write-offs for the year ended December 31, 2025	-	-	-	384	-	-	-	384
Residential mortgage loans
Accrual	912,652	544,631	429,302	529,876	394,244	440,662	45,841	3,297,208
Non-accrual	510	4,328	8,425	3,002	4,121	3,507	-	23,893
Total Residential mortgage loans	913,162	548,959	437,727	532,878	398,365	444,169	45,841	3,321,101
Gross write-offs for the year ended December 31, 2025	263	30	189	158	91	-	-	731
Home equity lines of credit
Accrual	1,061	16	598	99	249	2,707	404,912	409,642
Non-accrual	-	-	-	-	-	-	1,203	1,203
Total home equity lines of credit	1,061	16	598	99	249	2,707	406,115	410,845
Gross write-offs for the year ended December 31, 2025	25	-	-	-	-	-	39	64
Consumer credit card
Current	-	-	-	-	-	-	96,988	96,988
30-89 days	-	-	-	-	-	-	1,042	1,042
90+days	-	-	-	-	-	-	280	280
Total consumer credit card	-	-	-	-	-	-	98,310	98,310
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,452	3,452

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
All other consumer
Current	108,542	103,299	109,084	95,649	46,525	36,933	39,228	539,260
30-89 days	647	1,573	2,400	2,872	1,424	863	-	9,779
90+ days	-	-	-	-	-	-	-	-
Non-accrual	201	259	673	605	360	258	-	2,356
Total all other consumer	109,390	105,131	112,157	99,126	48,309	38,054	39,228	551,395
Gross write-offs for the year ended December 31, 2025	3,172	1,201	2,004	2,112	1,285	1,212	-	10,986
Total loans	$2,227,867	$1,515,960	$1,123,960	$1,669,056	$1,259,295	$2,399,670	$1,248,408	$11,444,216
Gross write-offs for the year ended December 31, 2025	$4,853	$1,589	$3,341	$3,478	$1,476	$2,788	$3,671	$21,196
Collateral-dependent loans
The Company's collateral-dependent loans are comprised of loans where repayment of the loan is dependent on the sale or operation of the collateral. The Company requires that collateral-dependent loans be either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2026 and December 31, 2025, by the expected source of repayment.

	March 31, 2026
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$2,099	$-	$2,099
Commercial, financial & agricultural	-	8,975	8,975
Non-owner-occupied commercial real estate	9,429	-	9,429
Owner-occupied commercial real estate	4,030	-	4,030
Residential mortgage loans	424	-	424
Home equity lines of credit	39	-	39
Total	$16,021	$8,975	$24,996

	December 31, 2025
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$2,530	$-	$2,530
Commercial, financial & agricultural	-	4,404	4,404
Non-owner-occupied commercial real estate	9,029	-	9,029
Owner-occupied commercial real estate	4,049	-	4,049
Residential mortgage loans	616	-	616
Home equity lines of credit	-	-	-
Total	$16,224	$4,404	$20,628
Modifications for borrowers experiencing financial difficulty
The Company adopted ASU 2022-02 on January 1, 2023 which required that the Company evaluate whether modifications represent a new loan or a continuation of existing loans. When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower to assist the borrower in repaying principal and interest owed to the Company.
The Company's modification of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate, or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.
The following tables present the amortized cost at March 31, 2026 and 2025 of loans that were modified during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$6,633	$-	$-	$-	$-	$6,633	1.29%
Commercial, financial & agricultural	544	-	-	-	-	544	0.03%
Non-owner occupied CRE	19,904	892	-	-	-	20,796	0.64%
Owner occupied CRE	4,430	229	-	-	-	4,659	0.29%
Total commercial real estate	24,334	1,121	-	-	-	25,455	0.52%
Residential mortgage loans	5,106	-	501	-	177	5,784	0.17%
Home equity lines of credit	-	-	-	-	-	-	-%
Total residential loans	5,106	-	501	-	177	5,784	0.15%
All other consumer	66	-	147	-	-	213	0.04%
Total	$36,683	$1,121	$648	$-	$177	$38,629	0.33%

	Three Months Ended March 31, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$119	$-	$-	$-	$-	$119	0.02%
Commercial, financial & agricultural	74	-	7	1,291	-	1,372	0.08%
Non-owner occupied CRE	9,159	-	-	-	-	9,159	0.28%
Owner occupied CRE	620	-	934	1,720	-	3,274	0.20%
Total commercial real estate	9,779	-	934	1,720	-	12,433	0.25%
Residential mortgage loans	942	275	1,245	50	-	2,512	0.09%
Home equity lines of credit	255	-	-	-	-	255	0.07%
Total residential loans	1,197	275	1,245	50	-	2,767	0.09%
All other consumer	322	395	114	-	-	831	0.09%
Total	$11,491	$670	$2,300	$3,061	$-	$17,522	0.15%
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
If a loan to a borrower experiencing financial difficulty is modified and when full and timely collection becomes uncertain, the allowance for credit losses continues to be based on individual evaluation, if that loan is already on nonaccrual status. For those loans, the allowance for credit losses is estimated using discounted expected cash flows or the fair value of collateral. If an accruing loan made to a borrower experiencing financial difficulty is modified and subsequently deemed uncollectible, the loan's risk rating is downgraded to nonaccrual status and the loan's related allowance for credit losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begin.

The following tables summarize the financial impact of loan modifications and payment deferrals during the year ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-	-	4	-%
Commercial, financial & agricultural	-	-	10	-%
Non-owner occupied CRE	-	116	4	-%
Owner occupied CRE	-	1	5	-%
Residential mortgage loans	-	-	20	5.52%
Home equity lines of credit	-	-	-	-%
All other consumer	-	-	2	7.59%
Total	$-

	Three Months Ended March 31, 2025
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-	-	6	-%
Commercial, financial & agricultural	3	-	15	-%
Non-owner occupied CRE	-	-	14	-%
Owner occupied CRE	7	-	15	0.50%
Residential mortgage loans	3	5	48	0.98%
Home equity lines of credit	-	-	-	-%
All other consumer	-	24	5	3.10%
Total	$13
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2026 and 2025 and were modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal.

	Three Months Ended March 31, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fee Forgiveness	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$118	$-	$-	$-	$-	$118	0.02%
Commercial, financial & agricultural	725	212	115	-	-	1,052	0.06%
Non-owner-occupied commercial real estate	-	-	-	-	6,069	6,069	0.19%
Owner-occupied commercial real estate	189	1,127	-	-	-	1,316	0.08%
Total commercial real estate	189	1,127	-	-	6,069	7,385	0.15%
Residential mortgage loans	-	-	-	-	-	-	0.00%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	-	-	-	-	-	-	0.00%
All other consumer	89	-	36	-	-	125	0.02%
Total	$1,120	$1,339	$151	$-	$6,069	$8,679	0.08%

	Three Months Ended March 31, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fee Forgiveness	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$1,869	$-	$-	$-	$-	$1,869	0.24%
Commercial, financial & agricultural	98	-	-	-	-	98	0.01%
Non-owner-occupied commercial real estate	3,340	-	-	-	-	3,340	0.10%
Owner-occupied commercial real estate	1,412	-	-	-	-	1,412	0.09%
Total commercial real estate	4,752	-	-	-	-	4,752	0.10%
Residential mortgage loans	485	-	-	-	-	485	0.02%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	485	-	-	-	-	485	0.02%
All other consumer	21	-	110	-	-	131	0.01%
Total	$7,225	$-	$110	$-	$-	$7,335	0.06%
The following tables include the end of period balances by past due status and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment as of March 31, 2026 and 2025.

	March 31, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total
	(dollars in thousands)
Construction and development	$8,754	$-	$-	$195	$8,949
Commercial, financial & agricultural	1,058	126	-	3,402	4,586
Non-owner-occupied commercial real estate	11,679	16,439	-	6,565	34,683
Owner-occupied commercial real estate	12,206	-	-	1,435	13,641
Total commercial real estate	23,885	16,439	-	8,000	48,324
Residential mortgage loans	3,634	27	-	5,495	9,156
Home equity lines of credit	450	-	-	-	450
Total residential loans	4,084	27	-	5,495	9,606
All other consumer	369	175	-	89	633
Total	$38,150	$16,767	$-	$17,181	$72,098

	March 31, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total
	(dollars in thousands)
Construction and development	$2,785	$-	$-	$1,743	$4,528
Commercial, financial & agricultural	4,582	-	-	344	4,926
Non-owner-occupied commercial real estate	11,176	-	-	11,281	22,457
Owner-occupied commercial real estate	6,480	-	-	1,756	8,236
Total commercial real estate	17,656	-	-	13,037	30,693
Residential mortgage loans	2,751	580	-	4,948	8,279
Home equity lines of credit	-	-	-	-	-
Total residential loans	2,751	580	-	4,948	8,279
All other consumer	1,919	-	-	-	1,919
Total	$29,693	$580	$-	$20,072	$50,345
The Company had commitments of $1.2 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans.

(4)Mortgage Banking Activities
The Company originates mortgage loans and sells those loans to the FHLMC, FNMA, GNMA, and private investors. Typically, these loans are sold with servicing retained by the Bank. Loans sold with servicing retained for the three months ended March 31, 2026 and 2025 aggregated $105.7 million and $71.1 million, respectively. Loans serviced for investors aggregated $4.6 billion and $4.7 billion at March 31, 2026 and March 31, 2025, respectively.
Included in mortgage banking revenues in the accompanying consolidated statements of income for March 31, 2026 and 2025 are the following:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Gains on sale of mortgage loans	$6,285	$5,530
Fees on real estate loans sold	541	389
(Losses) on interest rate lock commitments (IRLC) and associated hedging	(131)	(95)
Servicing fees	2,841	2,903
Mortgage banking revenues, net	$9,536	$8,727
The following assumptions were used in determining the fair value of the capitalized mortgage servicing rights:

	Three Months Ended March 31,
	2026	2025
Discount rate	9.16%	9.17%
Prepayment speed	6.60%	6.30%
Delinquency rate	0.80%	0.69%
A summary of the mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$29,391	$30,423
Capitalized mortgage servicing rights	1,398	775
Amortization	(1,532)	(1,403)
Change in valuation allowance	-	-
Balance at end of period	$29,257	$29,795
The valuation allowance at each of March 31, 2026 and December 31, 2025 was $0.
(5)Goodwill and Intangible Assets
Goodwill and core deposit intangible assets are summarized in the following table:

	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
	(dollars in thousands)\
Amortizable intangible assets:
Core deposit intangible assets	$20,498	$(19,036)	$1,462	$20,498	$(18,304)	$2,194
Trust customer intangible asset	6,100	(4,940)	1,160	6,100	(4,866)	1,233
Total amortizable intangible assets	$26,598	$(23,976)	$2,622	$26,598	$(23,170)	$3,427
Goodwill:
Commercial Banking segment	$210,331	$-	$210,331	$210,331	$-	$210,331
Consumer Banking segment	126,095	-	126,095	126,095	-	126,095
Wealth segment	11,811	-	11,811	11,811	-	11,811
Total goodwill	$348,237	$-	$348,237	$348,237	$-	$348,237

(6)Customer Repurchase Agreements
Customer repurchase agreements are short-term borrowings that generally have one day maturities.
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	March 31, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$48,802	$-	$-	$48,802
Government-sponsored enterprise obligations	10,201	-	-	10,201
Mortgage-backed securities	885,499	-	-	885,499
Total repurchase agreements, gross amount recognized	$944,502	$-	$-	$944,502

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$29,667	$-	$-	$29,667
Government-sponsored enterprise obligations	9,181	-	-	9,181
Mortgage-backed securities	906,962	-	-	906,962
Total repurchase agreements, gross amount recognized	$945,811	$-	$-	$945,811
(7)Stock-Based Compensation
The Company provides stock-based compensation to key employees in the form of restricted stock awards (RSAs) and, beginning in March 2026, restricted stock units (RSUs). The Company's stock-based compensation plans are designed to attract, retain, and reward employees while aligning the interests of the employees with the success of the Company. Awards are determined by the Company's Human Resources Committee of the Board of Directors.
The following represents a summary of changes in the Company's nonvested restricted stock shares as of March 31, 2026.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	602,300	$13.31
Granted	245,953	24.56
Vested	(171,600)	13.28
Forfeited	(2,700)	13.28
Nonvested at March 31, 2026	673,953	$17.43
For the three months ended March 31, 2026 and 2025, the total stock-based compensation expense recognized for restricted stock awards and restricted stock units was $1.0 million and $0.9 million, respectively. This expense is calculated on the graded-vesting method and is included in salaries and employee benefits.
(8)Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented, excluding nonvested restricted stock. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares determined for the basic earnings per share computation plus the dilutive effects of stock-based compensation.

The income per share attributable to common stock for the three months ended March 31, 2026 and March 31, 2025 is shown in the following table.

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except in per share data)
Basic income per share:
Net income attributable to Central Bancompany, Inc.	$111,088	$94,798
Less: Dividends declared on forfeitable nonvested restricted stock	72	27
Net income allocated to common stock	$111,016	$94,771
Weighted average common shares outstanding	240,315	219,947
Basic income per common share	$0.46	$0.43
Diluted income per common share:
Net income attributable to Central Bancompany, Inc.	$111,088	$94,798
Less: Dividends declared on forfeitable nonvested restricted stock	72	27
Net income allocated to common stock	$111,016	$94,771
Weighted average diluted common shares outstanding	240,637	219,947
Diluted income per common share:	$0.46	$0.43
(9)Commitments, Contingencies, and Guarantees
In the normal course of business, in order to meet the needs of customers, the Company is subject to off-balance sheet risk which could potentially impact its financial position. These off-balance sheet arrangements include commitments to fund loans and standby letters of credit.
The Company has outstanding commitments to provide loans to, and letters of credit on behalf of customers. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as is involved in extending loan facilities to customers.
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
The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company's banking primary markets are located within the states of Missouri, Kansas, Oklahoma, and Colorado and the Company's loan portfolio has no unusual geographic concentrations of credit risk beyond its market areas.
Such commitments and conditional obligations were as follows as of the dates presented.

	Contractual Amount
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Off Balance Sheet Commitments
Loan Commitments	$2,960,160	$2,952,732
Standby Letters of Credit	86,306	80,060
Commercial Letters of Credit	565	2,703
Credit Derivatives	22,391	19,224

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
(10)Fair Value Disclosures
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with ASC 820. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).
•Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company's best information and assumptions that a market participant would consider.
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 16, “Fair Value Disclosures” to the Company's 2025 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis (including items that are required to be measured at fair value) at March 31, 2026 and December 31, 2025. There were no transfers among levels during the first three months ended March 31, 2026 or the year ended December 31, 2025.

	Fair Value March 31, 2026	Fair value measurements at report date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$29,457	$-	$29,457	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,720,940	1,097,308	5,623,633	-
Obligations of states and political subdivisions	15,892	-	15,892	-
Other securities	4,740	610	4,129	-
Equity investments	48,174	-	36,661	11,513
Derivatives	7,732	-	7,732	-
Total assets	$6,826,934	$1,097,918	$5,717,503	$11,513

Liabilities:
Derivatives	$6,168	$-	$6,168	$-
Total liabilities	$6,168	$-	$6,168	$-

		Fair value measurements at report date using
	Fair Value December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$54,119	$-	$54,119	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,349,320	928,287	5,421,033	-
Obligations of states and political subdivisions	16,644	-	16,644	-
Other securities	6,499	1,018	5,481	-
Equity investments	48,200	-	36,690	11,510
Derivatives	7,969	-	7,969	-
Total assets	$6,482,752	$929,305	$5,541,937	$11,510

Liabilities:
Derivatives	$7,021	$-	$7,021	$-
Total liabilities	$7,021	$-	$7,021	$-

The following table provides the assets measured at fair value on a nonrecurring basis during the first three months of 2026 and 2025, and still held as of March 31, 2026 and 2025.

		Fair value measurements at report date using
	Fair Value March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$24,996	$-	$-	$24,996
Mortgage servicing rights	61,916	-	-	61,916
Total assets	$86,912	$-	$-	$86,912

		Fair value measurements at report date using
	Fair Value March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$23,868	$-	$-	$23,868
Mortgage servicing rights	62,757	-	-	62,757
Total assets	$86,625	$-	$-	$86,625
Fair Value of Financial Instruments
Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for many of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The estimated fair values of the Company's financial assets and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and due from banks	$190,868	$190,868	$-	$-
Short-term interest-bearing deposits	1,185,077	1,185,077	-	-
Interest-bearing deposits	750	750	-	-
Federal funds sold and securities purchased under agreements to resell	1,433	1,433	-	-
Investment securities
Available for sale	6,741,573	1,097,918	5,643,654	-
Held to maturity	1,528	-	862	677
Equity	48,174	-	36,661	11,513
Net loans held for investment	11,382,681	-	-	11,364,316
Loans held for sale	29,457	-	29,457	-
Derivatives	7,732	-	7,732	-
Total assets	$19,589,273	$2,476,045	$5,718,366	$11,376,506

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets
Cash and due from banks	$258,588	$258,588	$-	$-
Short-term interest-bearing deposits	1,805,215	1,805,215	-	-
Interest-bearing deposits	1,039	-	-	1,039
Federal funds sold and securities purchased under agreements to resell	340	340	-	-
Investment securities
Available for sale	6,372,463	929,305	5,443,158	-
Held to maturity	1,689	-	1,023	677
Equity	48,200	-	36,690	11,510
Net loans held for investment	11,284,931	-	-	11,285,348
Loans held for sale	54,119	-	54,119	-
Derivatives	7,969	-	7,969	-
Total assets	$19,834,553	$2,993,448	$5,542,960	$11,298,574
The estimated fair values of the Company's financial liabilities and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,066,923	$1,066,923	$-	$-
Accrued interest payable	8,279	8,279	-	-
Derivatives	6,284	-	6,284	-

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,011,851	$1,011,851	$-	$-
Accrued interest payable	9,306	9,306	-	-
Derivatives	7,021	-	7,021	-

(11)Accumulated Other Comprehensive Loss
The table below shows the activity and accumulated balances of components of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	Unrealized Gains/Losses on AFS Securities	Pension Plan	Total
	(dollars in thousands)
Balance January 1, 2026	$(36,108)	$19,236	$(16,872)
Other comprehensive (loss) income before reclassifications	(50,155)	1,338	(48,817)
Reclassification adjustment for net losses on AFS securities included in net income	-	-	-
Current period other comprehensive (loss) income, before tax	(50,155)	1,338	(48,817)
Income tax benefit (expense)	11,957	(319)	11,638
Current period other comprehensive (loss) income, net of tax	(38,198)	1,019	(37,179)
Balance March 31, 2026	$(74,306)	$20,255	$(54,051)

Balance January 1, 2025	$(145,589)	$5,664	$(139,925)
Other comprehensive income before reclassifications	59,931	4,487	64,418
Reclassification adjustment for net losses on AFS securities included in net income	-	-	-
Current period other comprehensive income, before tax	59,931	4,487	64,418
Income tax (expense)	(14,288)	(1,070)	(15,358)
Current period other comprehensive income, net of tax	45,643	3,417	49,060
Balance March 31, 2025	$(99,946)	$9,081	$(90,865)

(12) Business Segment Reporting
The Company's reportable segments are determined by its Chief Executive Officer, who is the designated Chief Operating Decision Maker (“CODM”). The company has strategically aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking, and Wealth Management (collectively, the Business Segments). These operating segments are strategic business units that offer different products and services and have different marketing strategies.
To evaluate segment performance and inform resource allocation decisions, the CODM regularly reviews each segment’s revenues and net income compared to budget. This process allows the Company to (1) assess the profitability of a specific business segment by aligning relevant costs with revenue, and (2) evaluate each business segment in a way that reflects its economic impact on consolidated earnings.
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
The Consumer Banking operating segment consists of various consumer loan and deposit products offered primarily through its 156 full-service branches. This segment also includes residential mortgage, installment lending and other consumer loan financing options, along with debit and credit card loan and fee businesses.
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
Segment Financial Information
The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals.

	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands)
Three Months Ended March 31, 2026
Net interest income	$81,271	$113,043	$(15)	$14,318	$208,617
Provision for credit losses	2,193	932	-	21	3,146
Net interest income after provision for credit losses	79,078	112,111	(15)	14,297	205,471
Noninterest income	32,034	10,732	21,333	989	65,088
Noninterest expense	62,994	39,623	13,445	10,554	126,616
Income before income taxes	48,118	83,220	7,873	4,732	143,943
Income taxes	11,530	19,274	1,894	157	32,855
Net income	$36,588	$63,946	$5,979	$4,575	$111,088

Assets under advice	$-	$-	$16,012,029	$-	$16,012,029

Three Months Ended March 31, 2025
Net interest income	$75,181	$106,290	$(19)	$7,821	$189,273
Provision for credit losses	1,885	1,031	(3)	7	2,920
Net interest income after provision for credit losses	73,296	105,259	(16)	7,814	186,353
Noninterest income	28,494	10,377	18,419	1,498	58,788
Noninterest expense	59,907	39,370	12,529	10,455	122,261
Income before income taxes	41,883	76,266	5,874	(1,143)	122,880
Income taxes	10,026	17,613	1,407	(964)	28,082
Net income	$31,857	$58,653	$4,467	$(179)	$94,798

Assets under advice	$-	$-	$13,543,819	$-	$13,543,819
The segment activity, as shown above, includes both direct and allocated items. Amounts in the "Corporate / Other" column include activity not related to the segments, such as administrative functions, various support and overhead operating units of the Company. Corporate administrative functions such as Compliance, Accounting, Credit Administration, Human Resources, and our Central Technology Services team expenses are allocated to the segments with an offset in Corp/Other noninterest expense. Expenses for the parent company, the administrative and support functions within the markets not specific to a segment, regulatory expenses, director and shareholder costs, community outreach, and other similar expenses are not allocated to the segments.
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
(13) Employee Benefit Plans
The amount of net pension cost is shown in the table below for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Service Cost	$-	$-
Interest Cost	1,388	1,382
Expected Return on Assets	(1,631)	(1,592)
Net Amortization	-	-
Net periodic pension cost	$(243)	$(210)
All benefits accrued under the Company’s defined benefit pension plan have been frozen since December 31, 2018. During the first three months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the SERP), which carries no segregated assets.
During the first quarter of 2026, the Company initiated the process to terminate its defined benefit pension plan through a standard plan termination. The Company expects the termination process to be completed later in 2026, subject to regulatory approvals and completion of final settlement activities. Plan obligations are expected to be settled through a combination of lump‑sum distributions to participants and the purchase of group annuity contracts from a third‑party insurer.
Based on the current status of the plan, the Company expects to recognize a modest settlement gain upon completion of the termination. Any settlement gain will include the recognition of unamortized actuarial gains or losses currently recorded in accumulated other comprehensive income. The plan is currently in a surplus position, and the Company expects that excess plan assets remaining after satisfaction of all benefit obligations will be used to fund nonelective contributions to its defined contribution 401(k) plan or for other qualified purposes over a period of up to seven years.
The Company is continuing to evaluate the financial impact of the plan termination, and no settlement gains or other termination‑related impacts have been recognized in the accompanying consolidated financial statements for the quarter ended March 31, 2026. The Company does not expect the termination to have a material impact on its liquidity, capital, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10‑Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of this period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are defendants in various claims, legal actions and complaints arising in the ordinary course of business. We are not currently party to any legal or regulatory proceedings the resolution of which we believe would have a material adverse effect on our business, results of operation, or financial condition. See Note 9, “Commitments, Contingencies, and Guarantees” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our legal and regulatory proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the first quarter of 2026.

Period	Total Number Of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	-	$-	-	$-
February 1 - February 28, 2026	93,925	24.34	93,925	47,714,160.90
March 1 - March 31, 2026	1,222,583	24.00	1,202,324	18,857,084.24
Total	1,316,508	$24.03	1,296,249

(1) Includes 20,259 shares acquired pursuant to the Central Bancompany, Inc. Restricted Stock Plan approved by the Board on February 13, 2023 ("RSA Plan"). Pursuant to the terms of the Company's RSA Plan, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the 2026 Repurchase Plan.
(2) Includes shares acquired under the Board of Directors approved 2026 Repurchase Plan.
On February 4, 2026, the Board of Directors of the Company approved the Company to repurchase of up to $50 million of shares of the Company’s Class A common stock (the “2026 Repurchase Plan”). This 2026 Repurchase Plan authorization replaces and supersedes the Company’s prior authorizations.
The Company has not made any repurchases other than through the 2026 Repurchase Plan, but did acquire shares pursuant to the Company's RSA Plan. All share purchases pursuant to the 2026 Repurchase Plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for certain purchases if the Company satisfies the manner, timing, price and volume conditions of the rule when purchasing its own shares of common stock.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of the officers or directors of the Company have adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits
(a)Exhibits: See the Exhibit Index immediately preceding the signature pages hereto, which is incorporated by reference as if fully set forth herein.
EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement Form S-1 filed on October 10, 2025, File No. 333-290831)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document - the instance document does not appear in the interactive data file because the XBRL tags are embedded within the Inline XBRL document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Furnished herewith, not filed

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL BANCOMPANY, INC.

Date:	May 15, 2026	By:	/s/ James K. Ciroli
Name: James K. Ciroli
Title: Chief Financial Officer (Principal Financial Officer and Authorized Officer)