Form 10-Q
period 2026-06-30
Central Bancompany, Inc.
filed 2026-08-14
CIK 2065601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 239,505,133 outstanding shares of Class A common stock, par value $0.01 per share, and no outstanding shares of Class B common stock, par value $0.01 per share, as of August 10, 2026.

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
•CODM - Chief Operating Decision Maker
•CRE - Commercial real estate
•CREPI - Commercial Real Estate Price Index
•ESPP - Employee stock purchase program
•Exchange Act - The Securities and Exchange Act of 1934, as amended
•EVE - Economic value of equity
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
•FTP - Funds transfer pricing
•GAAP - Generally Accepted Accounting Principles in the U.S.
•GDP - Gross domestic product.
•GNMA or Ginnie Mae - Government National Mortgage Association
•HELOC - Home equity lines of credit
•HPI - House Price Index
•HTM - Held to maturity
•IORB - Interest on reserve balances
•IPO - Initial public offering
•IRLC - Interest rate lock commitments
•Nasdaq - National Association of Securities Dealers Automated Quotations, or Nasdaq Stock Market LLC
•NM - Not meaningful
•PCA - Prompt corrective action framework
•RMBS - Residential mortgage-backed securities
•ROAA - Annualized return on average assets
•SEC - U.S. Securities and Exchange Commission
•SERP - Supplemental Executive Retirement Plan
•U.S. - United States
•VISA - the Visa, U.S.A. Inc. card association or its affiliates, collectively

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations; and
•other risks and uncertainties inherent to our business, including those discussed under “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, "Item 1A. Risk Factors" and "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, or any of the Company’s current reports.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion included in Part 2, Item 8 on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption "Cautionary Note Regarding Forward-Looking Statements" included in this Quarterly Report on Form 10-Q. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption "Part I, Item IA — Risk Factors" included in Form 10-K for the year ended December 31, 2025 for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Overview
We are a bank holding company headquartered in Jefferson City, Missouri. Through our full-service community banking subsidiary, The Central Trust Bank, we provide a comprehensive suite of consumer, commercial and wealth management products and services to our communities primarily in Missouri, Kansas, Oklahoma and Colorado. As of June 30, 2026, we operate 159 full-service branch locations.
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
Results of Operations
The second quarter and first half of 2026 were characterized by moderate economic growth, with GDP expanding at a 2.6% forecast rate and unemployment remaining stable near 4.3%, supported by continued strength across the Company's Midwest markets. The Federal Reserve held the prime rate at 6.75% at quarter-end, with expectations of gradual easing toward 6.25% over the near-term horizon, while rising intermediate-term market interest rates during the period created both valuation pressure on fixed-rate securities and attractive reinvestment opportunities. Elevated energy prices and geopolitical uncertainty contributed to a cautious business environment, though disruptions remained contained and did not materially affect credit performance across the Company's loan portfolio.
The following table presents selected financials from our income statement and performance ratios.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Income Statement Data:
Net interest income	$212,784	$195,057	$421,401	$384,330
Net interest income (FTE) (non-GAAP)[1,2]	214,364	196,599	424,784	387,454
Provision for (recovery of) credit losses	3,535	(7)	6,681	2,913
Noninterest income	69,555	50,065	134,643	108,854
Adjusted noninterest income (non-GAAP)[1]	68,939	63,677	134,027	122,357
Noninterest expense	131,354	126,770	257,971	249,031
Income tax expense	33,677	26,994	66,532	55,077
Net income	113,773	91,365	224,860	186,163
Adjusted net income (non-GAAP)[1]	113,304	97,928	224,391	192,643
Earnings per Common Share
Earnings per share - diluted	$0.47	$0.41	$0.94	$0.84
Adjusted earnings per share - diluted (non-GAAP)[1]	$0.47	$0.44	$0.93	$0.87
Performance Ratios:
Net interest margin	4.40%	4.26%	4.36%	4.23%
Net interest margin (FTE) (non-GAAP)[1,2]	4.43%	4.30%	4.39%	4.26%
Return on average total assets	2.24%	1.90%	2.22%	1.95%
Return on average common equity	11.9%	11.5%	11.8%	11.8%
Return on average tangible common equity (non-GAAP)[1]	13.1%	13.0%	13.1%	13.3%
Fee income ratio	24.6%	20.4%	24.2%	22.1%
Efficiency ratio	46.5%	51.7%	46.4%	50.5%
Efficiency ratio (FTE) (non-GAAP)[1,2]	46.1%	48.4%	45.9%	48.5%
Effective tax rate	22.8%	22.8%	22.8%	22.8%
Key highlights for the three months ended June 30, 2026:
•Net income of $113.8 million, or $0.47 per fully diluted share, compared to $91.4 million and $0.41 for the three months ended June 30, 2025.
•Adjusted net income (non-GAAP)1 of $113.3 million, or $0.47 per fully diluted share, compared to $97.9 million and $0.44 for the three months ended June 30, 2025.
•ROAA of 2.24% compared to ROAA of 1.90% in the prior year quarter.
•Efficiency ratio of 46.5%; Adjusted efficiency ratio1, 2 of 46.1%, compared to 51.7% and 48.4% respectively, in the prior year quarter.

Key highlights for the six months ended June 30, 2026:
•Net income of $224.9 million, or $0.94 per fully diluted share, compared to $186.2 million and $0.84 for the six months ended June 30, 2025.
•Adjusted net income (non-GAAP)1 of $224.4 million, or $0.93 per fully diluted share, compared to $192.6 million and $0.87 for the six months ended June 30, 2025
•ROAA of 2.22% compared to ROAA of 1.95% in the prior year
•Efficiency ratio of 46.4%; Adjusted efficiency ratio1, 2 of 45.9%, compared to 50.5% and 48.5% respectively, in the prior year

1 These are non-GAAP financial measures we believe are helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”
2 Fully-tax equivalent basis.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest (FTE)[1]	Yield / Cost	Average Balance	Interest (FTE)[1]	Yield / Cost
	(dollars in thousands)
Interest earning assets:
Interest-bearing cash and bank deposits [1]	$763,811	$7,353	3.86%	$983,573	$11,409	4.65%
Investment securities [1]	7,033,039	74,013	4.22%	5,879,919	57,358	3.91%
Gross loans [1,2]	11,607,760	180,638	6.24%	11,487,215	178,455	6.23%
Total interest-earning assets	19,404,610	262,004	5.42%	18,350,707	247,222	5.40%
Allowance for credit losses	(149,888)			(152,818)
Noninterest-earning assets	1,079,217			1,073,507
Total assets	$20,333,939			$19,271,396
Interest bearing liabilities:
Savings & interest-bearing deposits	$8,278,684	$31,264	1.51%	$7,985,903	$31,039	1.56%
Time deposits	1,573,476	10,912	2.78%	1,692,958	13,232	3.13%
Federal funds purchased and customer repurchase agreements	1,006,357	5,464	2.18%	1,009,868	6,352	2.52%
Total interest-bearing liabilities	10,858,517	47,640	1.76%	10,688,729	50,623	1.90%
Noninterest-bearing deposits	5,502,016			5,225,769
Other noninterest-bearing liabilities	125,999			162,981
Stockholders' equity	3,847,407			3,193,917
Total liabilities and stockholders' equity	$20,333,939			$19,271,396
Net FTE interest income (non-GAAP)		214,364	4.43%		196,599	4.30%
Less: Tax equivalent adjustment		1,580			1,542
Net interest income and net interest margin		$212,784	4.40%		$195,057	4.26%
Cost of deposits, including noninterest bearing demand deposits			1.10%			1.19%
Cost of funds, including noninterest bearing demand deposits			1.17%			1.28%

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest (FTE) (1)	Yield / Cost	Average Balance	Interest (FTE) (1)	Yield / Cost
	(dollars in thousands)
Interest earning assets:
Interest-bearing cash and bank deposits [1]	$1,145,333	$21,918	3.86%	$969,578	$22,369	4.65%
Investment securities [1]	6,800,003	142,476	4.23%	5,822,908	111,204	3.85%
Gross loans [1,2]	11,550,100	357,467	6.24%	11,534,836	355,439	6.21%
Total interest-earning assets	19,495,436	521,861	5.40%	18,327,322	489,013	5.38%
Allowance for credit losses	(149,718)			(153,286)
Noninterest-earning assets	1,077,503			1,049,497
Total assets	$20,423,221			$19,223,533
Interest bearing liabilities:
Savings & interest-bearing deposits	8,329,854	63,136	1.53%	7,995,162	61,525	1.55%
Time deposits	1,602,190	22,465	2.83%	1,689,493	26,476	3.16%
Federal funds purchased and customer repurchase agreements	1,039,330	11,476	2.23%	1,047,224	13,558	2.61%
FHLB advances and other borrowings	-	-	—%	-	-	—%
Total interest-bearing liabilities	$10,971,374	$97,077	1.78%	$10,731,879	$101,559	1.91%
Noninterest-bearing deposits	5,507,344			5,150,439
Other noninterest-bearing liabilities	105,958			153,391
Stockholders' equity	3,838,545			3,187,824
Total liabilities and stockholders' equity	$20,423,221			$19,223,533
Net FTE interest income (non-GAAP)		424,784	4.39%		387,454	4.26%
Less: Tax equivalent adjustment		3,383			3,124
Net interest income and net interest margin		$421,401	4.36%		$384,330	4.23%
Cost of deposits, including noninterest bearing demand deposits			1.12%			1.20%
Cost of funds, including noninterest bearing demand deposits			1.19%			1.29%
__________________
1Interest income and yields are reported on an FTE basis, using a blended federal and state effective marginal tax rate of 23.84% for all periods. The tax-equivalent interest income and yields give effect to the tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.
2Loan balances include mortgage loans held for sale and nonaccrual loans of $55.1 million and $46.4 million as of June 30, 2026 and 2025, respectively.

Net interest income increased for both the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, primarily due to growth in average earning assets and expansion of the net interest margin. Average earning assets increased 5.7% and 6.4% for the three and six month periods, respectively, reflecting growth in deposits, retained earnings, and capital generated through our initial public offering.
For the three months ended June 30, 2026, net interest income increased $17.7 million, or 9.1%, to $212.8 million. On an FTE basis, net interest income (non-GAAP) increased 9.0% to $214.4 million. Net interest margin increased 13 bps to 4.40%4.40%, while net interest margin (FTE) (non-GAAP) increased 13 bps to 4.43%.
For the six months ended June 30, 2026, net interest income increased $37.1 million, or 9.6%, to $421.4 million. On an FTE basis, net interest income (non-GAAP) increased 9.6% to $424.8 million. Net interest margin increased 13 bps to 4.36%, while net interest margin (FTE) (non-GAAP) increased 13 bps to 4.39%.
Total interest income increased for both periods, driven by earning asset growth, continued repricing of loans and securities, and deployment of deposit and IPO-related funding into securities. Total interest income increased 6.0% to $260.4 million for the quarter and 6.7% to $518.5 million for the six month period. On an FTE basis (non-GAAP), total interest income increased 6.0% to $262.0 million and 6.7% to $521.9 million, respectively.

Interest expense decreased due primarily to lower rates paid on time deposits, federal funds purchased, and customer repurchase agreements, partially offset by growth in savings and interest-bearing deposits. Interest expense declined $3.0 million, or 5.9%, for the quarter and $4.5 million, or 4.4%, for the six month period compared to the corresponding periods in 2025.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(2,303)	$(1,753)	$(4,056)	$3,699	$(4,150)	$(451)
Investment securities	11,881	4,774	16,655	19,808	11,464	31,272
Loans	1,875	308	2,183	471	1,557	2,028
Total increase (decrease) in interest income	11,453	3,329	14,782	23,978	8,871	32,849
Increase (decrease) in interest expense:
Savings & interest-bearing deposits	1,120	(895)	225	2,547	(936)	1,611
Time deposits	(893)	(1,427)	(2,320)	(1,321)	(2,690)	(4,011)
Federal funds purchased and customer repurchase agreements	(22)	(866)	(888)	(101)	(1,981)	(2,082)
FHLB advances and other borrowings	-	-	-	-	-	-
Total increase (decrease) in interest expense	205	(3,188)	(2,983)	1,125	(5,607)	(4,482)
Increase (decrease) in net interest income (FTE)	$11,248	$6,517	$17,765	$22,853	$14,478	$37,331
Provision for Credit Losses
The provision for credit losses, including provision for off-balance sheet credit exposures, was $6.7 million for the six months ended June 30, 2026, compared to $2.9 million for the six months ended June 30, 2025. For the three months ended June 30, 2026, the provision was $3.5 million compared to a net recovery in the prior-year quarter. The lower provision expense in the prior-year quarter was primarily driven by a $5.0 million reserve release associated with the reclassification of the consumer lease portfolio as held for sale in June 2025, which reduced the allowance for credit losses in the Consumer Banking segment. Excluding this, the current-quarter provision decrease compared to the prior-year quarter primarily reflects changes in portfolio composition, including the continued strategic de-emphasis of the indirect consumer lending portfolio.

Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	2025	$ Change	% Change		2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest income:
Wealth management services	23,244	19,319	3,925	20.3%		45,486	38,496	6,990	18.2%
Payment services revenue	18,253	17,420	833	4.8%		34,623	33,396	1,227	3.7%
Service charges and commissions	14,785	14,179	606	4.3%		29,199	28,123	1,076	3.8%
Mortgage banking revenues, net	10,615	11,139	(524)	(4.7)%		20,151	19,866	285	1.4%
Investment securities gains, net	616	-	616	—%		616	109	507	NM
Other income	2,042	(11,992)	14,034	NM		4,568	(11,136)	15,704	NM
Adjusted noninterest income (non-GAAP)[1]	68,939	63,677	5,262	8.3%	0	134,027	122,357	11,670	9.5%
Less: Loss on sale of consumer lease portfolio	-	(13,612)	13,612	NM		-	(13,612)	13,612	NM
Less: Investment securities gains (losses), net	616	-	616	—%		616	109	507	NM
Total noninterest income	$69,555	50,065	19,490	38.9%		$134,643	108,854	25,789	23.7%
Noninterest income was $69.6 million for the three months ended June 30, 2026, an increase of $19.5 million, or 38.9%, compared to $50.1 million for the same period in 2025. The increase was primarily driven by continued growth in wealth management services, as discussed below. Current quarter results also included $8.4 million of gains recognized on holdings of Visa B shares, partially offset by a $7.8 million loss related to the selective repositioning of certain investment securities to capitalize on attractive market opportunities. In addition, results for the second quarter of 2025 were reduced by a $13.6 million loss associated with the sale of the consumer lease portfolio, which was recorded in other income.
For the six months ended June 30, 2026, noninterest income was $134.6 million, an increase of $25.8 million, or 23.7%, compared to $108.9 million for the same period in 2025. The increase primarily reflected growth in wealth management services, driven by continued strong growth in assets under advice. Results for the first six months of 2026 also benefited from the Visa B share gains, while the prior-year period was impacted by the $13.6 million consumer lease portfolio loss. These factors were partially offset by the $7.8 million loss recognized on the repositioning of investment securities during the second quarter of 2026.
Wealth management services. Wealth management services consists of brokerage services and fiduciary service fees earned from trust asset management and investment advisory services. For the three months ended June 30, 2026, wealth management services increased $3.9 million, or 20.3%, to $23.2 million compared to the same period in 2025. For the six months ended June 30, 2026, wealth management services increased $7.0 million, or 18.2%, to $45.5 million compared to the same period in 2025. The increases were primarily driven by higher average assets under advice resulting from favorable market performance during both the quarterly and year to date periods. The year to date increase also reflected the benefit of new assets under advice and favorable net client fee growth. Assets under advice grew $3.0 billion from June 2025, or 21.3%, to $17.3 billion at June 30, 2026.
Other income. Other income includes bank owned life insurance income, check commission, gain on sale of assets, and other miscellaneous income items. Other income was $2.0 million for the three months ended June 30, 2026, compared to the loss of $12.0 million in the prior year quarter. For the six months ended June 30, 2026, other income was $4.6 million, compared to a loss of $11.1 million for the same period in 2025. The year-over-year increases were primarily attributable to the $13.6 million loss recognized in June 2025 on the sale of the consumer lease portfolio.

1 This is a non-GAAP financial measures we believe are helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”

Noninterest Expense
The following table presents the major components of our noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$80,036	$74,736	$5,300	7.1%	$156,075	$145,983	$10,092	6.9%
Net occupancy and equipment	12,392	11,664	728	6.2%	24,558	23,510	1,048	4.5%
Computer software and maintenance	5,490	5,227	263	5.0%	11,467	11,283	184	1.6%
Marketing and business development	5,273	5,417	(144)	(2.7%)	9,830	10,376	(546)	(5.3%)
Legal and professional fees	5,569	5,477	92	1.7%	11,634	10,356	1,278	12.3%
Bankcard processing, rewards and related costs	8,263	8,090	173	2.1%	16,016	15,113	903	6.0%
Other expenses	14,331	16,159	(1,828)	(11.3%)	28,391	32,410	(4,019)	(12.4%)
Total noninterest expense	$131,354	$126,770	$4,584	3.6%	$257,971	$249,031	$8,940	3.6%
Full-time equivalent employees	2,971	2,929
Total noninterest expense was $131.4 million for the three months ended June 30, 2026, an increase of $4.6 million, or 3.6%, compared to $126.8 million for the prior year quarter. The increase was primarily due to increases in salaries and employee benefits and net occupancy and equipment, partially offset by a reduction in other expenses. For the six months ended June 30, 2026, total noninterest expense was $258.0 million, an increase of $8.9 million, or 3.6% compared to the same period in 2025. In addition to the categories noted above, the six month period increase was also driven by an increase in legal and professional fees, and bankcard processing, rewards, and related costs.
Salaries and Employee Benefits. Salaries and employee benefits increased $5.3 million, or 7.1%, to $80.0 million when comparing the second quarter of 2026 to the prior year quarter. These expenses were $156.1 million for the first six months of 2026, an increase of $10.1 million, or 6.9%, compared to $146.0 million for the same period in 2025. For both the three and six month ended reporting periods, this increase was primarily the result of merit and other salary increases and higher compensation costs associated with elevated performance levels, while staffing levels remained generally consistent with the prior periods.
Net Occupancy and Equipment. Net occupancy and equipment increased $0.7 million, or 6.2% to $12.4 million for the first three months ended June 30, 2026, compared to the same period in 2025. Net occupancy and equipment was $24.6 million for the first six months of 2026, an increase of $1.0 million, or 4.5%, compared to $23.5 million for the same period in 2025. This increase was primarily the result of continued investment in our branch network, with the opening of four new full-service branches since June 2025.
Legal and Professional Fees. Legal and professional fees were $11.6 million for the first six months of 2026, an increase of $1.3 million, or 12.3%, compared to $10.4 million for the same period in 2025, primarily reflecting higher costs related to technology improvement initiatives and additional costs associated with being a public company, such as auditing and insurance costs.
Bankcard Processing, Rewards and Related Costs. Bankcard processing, rewards and related costs increased $0.9 million, or 6.0% for the first six months of 2026, compared to the same period in 2025, primarily reflecting $0.4 million in credit card rebates received in the first quarter of 2025 that did not recur in 2026, as well as an increase in card transaction volume.
Other Expenses. For the three months ended June 30, 2026, other expenses decreased $1.8 million to $14.3 million, compared to the same period in 2025. Other expenses decreased $4.0 million, to $28.4 million for the first six months of 2026, compared to the same period in 2025. The decrease was primarily due to $1.9 million higher residual loss expense in the second quarter of 2025, and a $4.9 million higher residual loss for the first six months of 2025, on the consumer lease portfolio as a result of declining fair market values. The reduction in expenses coincided with the sale of this portfolio. This was partially offset by increases in various other expense categories.
Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and loans, tax credits and the rates charged by federal and state authorities where we do business. Income tax expense was $33.7 million for the three months ended June 30, 2026, representing an effective tax rate of 22.8%, compared to $27.0 million and an effective tax rate of 22.8%, for the same period in 2025. For the first six months of 2026, income tax expense was $66.5 million, compared to $55.1 million for the same period in 2025. Both periods had an effective tax rate of 22.8%. The increase in income tax expense was driven by higher pre-tax income year over year.
Discussion and Analysis of Business Segments
The Company has aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking and Wealth Management (collectively, the “Business Segments”). The Chief Executive Officer regularly evaluates Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. See "Note 12, Business Segment Reporting," to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Three Months Ended June 30, 2026	(dollars in thousands)
Net interest income	$84,330	$112,984	$(34)	$197,280	$15,504	$212,784
Provision for credit losses	2,826	717	-	3,543	(8)	3,535
Net interest income after provision for credit losses	81,504	112,267	(34)	193,737	15,512	209,249
Noninterest income	32,900	11,536	22,107	66,543	3,012	69,555
Noninterest expense	63,829	41,032	14,089	118,950	12,404	131,354
Income before income taxes	50,575	82,771	7,984	141,330	6,120	147,450
Income taxes	12,106	19,159	1,919	33,184	493	33,677
Net income	$38,469	$63,612	$6,065	$108,146	$5,627	$113,773
Assets under advice	$-	$-	$17,273,398	$17,273,398	$-	$17,273,398
Three Months Ended June 30, 2025
Net interest income	$78,867	$107,830	$(23)	$186,674	$8,383	$195,057
Provision for credit losses	(1,755)	411	(1)	(1,345)	1,338	(7)
Net interest income after provision for credit losses	80,622	107,419	(22)	188,019	7,045	195,064
Noninterest income	18,534	10,843	18,418	47,795	2,270	50,065
Noninterest expense	61,698	38,757	12,691	113,146	13,624	126,770
Income before income taxes	37,458	79,505	5,705	122,668	(4,309)	118,359
Income taxes	8,972	18,439	1,374	28,785	(1,791)	26,994
Net income	$28,486	$61,066	$4,331	$93,883	$(2,518)	$91,365
Assets under advice	$-	$-	$14,245,820	$14,245,820	$-	$14,245,820
Q2 2026 vs Q2 2025
Increase (decrease) in net income - amount	$9,983	$2,546	$1,734	$14,263	$8,145	$22,408
Increase (decrease) in net income - percent	35.0%	4.2%	40.0%	15.2%	NM	24.5%

Consumer Banking Operating Results
For the three months ended June 30, 2026, Consumer Banking net income increased $10.0 million, or 35.0%, to $38.5 million compared to the same period in 2025. The increase was primarily due the expected sale of the consumer lease portfolio in June 2025, which resulted in a $13.6 million loss. This was partially offset by the $5 million release of the provision that increased Consumer Banking net income during 2025.
Commercial Banking Operating Results
For the three months ended June 30, 2026, Commercial Banking net income increased $2.5 million, or 4.2%, to $63.6 million compared to the same period in 2025. The increase was primarily due to increased net interest income of 4.8% driven by an increase in the FTP paid on deposits.
Wealth Management Operating Results
For the three months ended June 30, 2026, Wealth Management net income increased $1.7 million, or 40.0%, to $6.1 million compared to the same period in 2025, as assets under advice increased. The 21.3% rise in total AUA was driven by continued strong net new AUA, which grew $3.0 billion from June 2025, to $17.3 billion at June 30, 2026.

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Six Months Ended June 30, 2026	(dollars in thousands)
Net interest income	$165,601	$226,027	$(49)	$391,579	$29,822	$421,401
Provision for credit losses	5,019	1,649	-	6,668	13	6,681
Net interest income after provision for credit losses	160,582	224,378	(49)	384,911	29,809	414,720
Noninterest income	64,933	22,268	43,441	130,642	4,001	134,643
Noninterest expense	126,823	80,655	27,534	235,012	22,959	257,971
Income before income taxes	98,692	165,991	15,858	280,541	10,851	291,392
Income taxes	23,635	38,433	3,813	65,881	651	66,532
Net income	$75,057	$127,558	$12,045	$214,660	$10,200	$224,860
Assets under advice	$-	$-	$17,273,398	$17,273,398	$-	$17,273,398
Six Months Ended June 30, 2025
Net interest income	$154,048	$214,120	$(43)	$368,125	$16,205	$384,330
Provision for credit losses	130	1,442	(4)	1,568	1,345	2,913
Net interest income after provision for credit losses	153,918	212,678	(39)	366,557	14,860	381,417
Noninterest income	47,028	21,220	36,837	105,085	3,769	108,854
Noninterest expense	121,604	78,127	25,220	224,951	24,080	249,031
Income before income taxes	79,342	155,771	11,578	246,691	(5,451)	241,240
Income taxes	18,998	36,052	2,780	57,830	(2,753)	55,077
Net income	$60,344	$119,719	$8,798	$188,861	$(2,698)	$186,163
Assets under advice	$-	$-	$14,245,820	$14,245,820	$-	$14,245,820
H1 2026 vs H1 2025
Increase (decrease) in net income - amount	$14,713	$7,839	$3,247	$25,799	$12,898	$38,697
Increase (decrease) in net income - percent	24.4%	6.5%	36.9%	13.7%	NM	20.8%

Consumer Banking Operating Results
For the six months ended June 30, 2026, Consumer Banking net income increased $14.7 million, or 24.4%, to $75.1 million compared to the same period in 2025. The increase was primarily driven by growth in net interest income of $11.6 million, or 7.5%, and a $17.9 million improvement in noninterest income largely reflecting the absence of the $13.6 million consumer lease portfolio loss recognized in the second quarter of 2025. These increases were partially offset by a $5 million increase in provision expense, resulting from the expected sale of the consumer leasing portfolio in June 2025.
Commercial Banking Operating Results
For the six months ended June 30, 2026, Commercial Banking net income increased $7.8 million, or 6.5%, to $127.6 million compared to the same period in 2025. The increase was primarily due to increased net interest income of 5.6% driven by an increase in the FTP paid on deposits.
Wealth Management Operating Results
For the six months ended June 30, 2026, Wealth Management net income increased $3.2 million, or 36.9%, to $12.0 million compared to the same period in 2025. The increase was driven by noninterest income growth of $6.6 million, or 17.9%, reflecting continued strong growth in assets under advice, which increased $3.0 billion, or 21.3%, to $17.3 billion at June 30, 2026, driven by strong net new asset inflows partially offset by market movement.

Financial Condition and Risk Management
The following discussion provides an overview of the Company’s financial condition, asset quality, liquidity position, and regulatory capital as of June 30, 2026, with comparisons to the prior year quarter where relevant. This analysis highlights the key drivers of balance sheet changes, evaluates trends in credit performance, and outlines the strength of the Company’s liquidity and capital resources. Together, these measures reflect management’s ongoing focus on prudent risk management, disciplined balance sheet strategy, and maintaining a strong financial foundation to support continued operations and future growth.
As of June 30, 2026:
•Total assets decreased 2.2% to $20.3 billion as of June 30, 2026 from $20.8 billion as of December 31, 2025, reflecting a net decline in deposits. This is driven by the expected outflow of seasonal deposits, primarily public funds.
•Total loans held for investment as of June 30, 2026 totaled $11.7 billion, an increase of $239 million, or 2.1%, compared to $11.4 billion as of December 31, 2025. The increase was primarily due to increases in commercial real estate and residential mortgage loans, partially offset by a decline in other consumer loans.
•Investment securities grew $650 million, an increase of 10.1% from December 31, 2025. Growth was driven by the strategic repositioning of excess liquidity into higher-yielding investment securities as IORB rates declined over the previous two years, and reduced returns on excess Federal Reserve balances. During the period, the Company repositioned approximately $210 million of securities yielding 2.0% into approximately $202 million of securities yielding 4.5% and extended effective duration of those securities from 1.7 years to 3.3 years.
•Total deposits decreased $484.8 million, or 3.1%, to $15.4 billion as of June 30, 2026 from $15.9 billion as of December 31, 2025. The decrease was primarily driven by the expected outflow of seasonal deposits, primarily public funds. Noninterest-bearing demand deposits remained relatively stable, comprising 36.2% of total deposits at June 30, 2026, compared to 35.4% at December 31, 2025, reflecting the continued strength of our core deposit franchise.
•Total stockholders' equity grew by $82 million, an increase of 2.2% from December 31, 2025. The growth is primarily due to earnings retention less stock repurchases of $39.2 million, including shares acquired to satisfy tax withholding obligations associated with equity compensation plans.
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
To manage and enforce our portfolio metrics and diversification targets our credit management committee meets periodically to evaluate credit risk migration, new business activities, stress-test results and evaluate credit policy changes and approve or modify market lending authorities. Our internal loan review department, our third line of defense, serves as an independent function to evaluate effective underwriting and application of credit policy in both origination and portfolio management.
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
The following table presents our loan and lease portfolio by category as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	% of total	Amount	% of total
Loans held for investment:	(dollars in thousands)
Construction and development	$569,593	5%	$570,749	5%
Commercial, financial & agricultural	1,799,584	15%	1,761,287	15%
Non-owner-occupied commercial real estate	3,249,479	28%	3,150,269	28%
Owner-occupied commercial real estate	1,595,866	14%	1,580,260	14%
Commercial real estate	4,845,345	42%	4,730,529	41%
Total commercial loans	7,214,522	62%	7,062,565	62%
Residential mortgage loans	3,475,428	30%	3,321,101	29%
Home equity lines of credit	433,330	4%	410,845	4%
Consumer credit card	98,107	1%	98,310	1%
Other consumer loans	462,469	4%	551,395	5%
Total residential and consumer loans	4,469,334	38%	4,381,651	38%
Total unpaid principal balance	11,683,856	100%	11,444,216	100%
Add: Unearned income	(10,240)	-%	(9,611)	-%
Loans held for investment	$11,673,616	100%	$11,434,605	100%
Loans held for sale	$27,751		$54,119
Credit quality across the loan portfolio remains strong, reflecting our commitment to conservative underwriting standards. Portfolio‑level metrics across all loan classes continue to align with these established standards, underscoring the stability and resilience of the credit profile. Total loans held for investment increased $239 million, or 2.1%, to $11.7 billion as of June 30, 2026. The increase was primarily due to an increase in commercial real estate and residential real estate, partially offset by a decline in the consumer loan portfolio.
Commercial loans totaled $7.2 billion at June 30, 2026, representing an increase of $152 million, or 2.2%, compared to December 31, 2025. Growth during the first six months of 2026 was primarily driven by non-owner occupied commercial real estate, which increased $99 million, and commercial, financial, and agricultural loans, which grew $38 million, reflecting continued strong business banking activity across our primary markets. Owner-occupied commercial real estate increased $16 million, while construction and development loans were essentially flat, consistent with normal project completion activity.
Residential and consumer loans totaled $4.5 billion at June 30, 2026, an increase of $88 million, or 2.0%, compared with December 31, 2025. Growth was driven primarily by increases in residential mortgage loans of $154 million, or 4.6%, reflecting strong demand for adjustable-rate mortgage products and residential construction financing, as well as a $22 million, or 5.5%, increase in home equity lines of credit. These increases were partially offset by an $89 million decline in other consumer loans, primarily attributable to the completion of the consumer lease portfolio sale and the continued strategic, de-emphasis of indirect consumer lending. The change in portfolio composition reflects the Company's strategic focus on expanding residential real estate lending while reducing exposure to selected consumer lending segments. Credit quality within the residential mortgage portfolio remained strong at June 30, 2026, supported by an average loan‑to‑value ratio, calculated based on original property valuation, of 59%, an average debt‑to‑income ratio, calculated at loan origination of 38.9%, and an average FICO score, measured at loan origination, of 728.
Asset Quality
The following table presents selected financials from our consolidated balance sheet and the asset quality ratios discussed below.

	As of	As of
	June 30, 2026	December 31, 2025
Asset Quality Ratios:
Nonperforming loans / loans held for investment	0.49%	0.40%
Allowance for credit losses / loans held for investment	1.29%	1.31%
Loan modifications / loans held for investment	0.52%	0.53%
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
Net charge-offs
As illustrated in the chart below, net charge-offs remained low relative to average loans and improved from the levels reported in the comparable 2025 periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net charge-offs / average loans (annualized)	0.10%	0.15%	0.10%	0.14%

Net charge-offs totaled $5.9 million for the six months ended June 30, 2026, compared to $7.8 million for the same period in 2025. For the three months ended June 30, 2026, net charge-offs were $3.0 million, compared to $4.3 million in the prior year quarter. Annualized net charge-offs represented 0.10% of average total loans for the quarter, compared to 0.15% in the prior year period. Despite the increase in provision expense during the period, net charge-off levels remained low, reflecting the continued strength of the Company's credit quality.
Nonperforming Loans and Assets
Our non-performing assets consist of nonperforming loans and foreclosed real estate, if any. Our nonperforming loans consist of loans past due 90 days or more and still accruing and nonaccrual loans. We consider loans past due on the day following the contractual repayment date if the contractual repayment was not received by us as of the end of the business day. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business. Loans are placed on nonaccrual status when (i) deterioration in the financial condition of the borrower exists such that collection of full principal and interest is not expected, or (ii) principal or interest is 90 days or more past due, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on nonaccrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.
The following table presents our nonperforming loans and assets for the dates indicated:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$55,126	$44,663
Loans past due 90 days or more and still accruing	2,026	1,343
Total nonperforming loans	57,152	46,006
Foreclosed assets held for sale	3,090	5,954
Total nonperforming assets	$60,242	$51,960
Allowance for credit losses to period end loans	1.29%	1.31%
Allowance for credit losses to period end nonperforming loans	263.19%	325.34%
Nonperforming loans to period end loans	0.49%	0.40%
Nonperforming assets to period end assets	0.30%	0.25%
Nonaccrual loans to total loans outstanding at period end	0.47%	0.39%
Allowance for credit losses to nonaccrual loans at period end	272.86%	335.12%

Nonaccrual loans totaled $55.1 million as of June 30, 2026, an increase of $10.5 million, or 23.4%, from $44.7 million at December 31, 2025. The increase was concentrated in the commercial portfolio and reflected the migration of a limited number of borrower relationships to nonaccrual status during the first half of 2026. Higher nonaccrual balances in non-owner-occupied commercial real estate and commercial, financial, and agricultural loans accounted for most of the increase, rising $7.1 million and $4.6 million, respectively. The deterioration was isolated to a few borrower-specific commercial credits that are being actively managed toward resolution and did not reflect a broader weakening in portfolio credit quality. Residential mortgage nonaccruals declined modestly during the period, reflecting continued stability in the consumer portfolio. Despite the increase in nonaccrual loans, overall asset quality remained favorable, with nonperforming loans representing 0.49% of loans held for investment at June 30, 2026.
Allowance for Credit Losses
The allowance for credit losses represents management's estimate of expected credit losses within the loan and lease portfolio. Determining the allowance requires elements of judgment and involves consideration of historical loss experience, current economic conditions, and reasonable and supportable forecasts. For additional information regarding the allowance methodology, see "Critical Accounting Policies and Estimates—Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
The allowance is measured primarily on a collective basis using an average historical loss methodology. Loans are pooled based on shared risk characteristics, including borrower and collateral type, while loans that do not share similar risk characteristics, primarily certain larger nonaccrual loans, are evaluated individually.

At June 30, 2026, the allowance for credit losses was $150.4 million, or 1.29% of total loans and leases, compared to $149.4 million, or 1.31%, at December 31, 2025. The ratio of the allowance for credit losses to nonperforming loans decreased to 263% at June 30, 2026, from 325% at December 31, 2025, primarily due to higher nonperforming loan balances during the first six months of 2026. While nonperforming loans increased during the period, management believes the related credit stress remains limited to a small number of commercial relationships and does not reflect broad-based deterioration in portfolio quality. Based on current portfolio composition, credit performance, economic conditions, and the continued low level of net charge-offs, management believes the allowance for credit losses remains adequate. The Company continues to closely monitor watch list and substandard-rated credits, particularly within the non-owner-occupied commercial real estate and commercial, financial, and agricultural loan portfolios, and will adjust the allowance as warranted by changes in borrower performance or economic conditions.

The following tables present the allocation of the allowance for credit losses by loan category:

	As of June 30, 2026			As of December 31, 2025
	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category
	(dollars in thousands)
Construction and development	$13,374	5%	2.35%	$14,983	5%	2.63%
Commercial, financial & agricultural	26,659	15%	1.48%	23,474	15%	1.33%
Commercial real estate	35,206	41%	0.73%	34,897	41%	0.74%
Residential real estate	54,864	34%	1.40%	53,883	33%	1.44%
Consumer	20,314	5%	3.62%	22,437	6%	3.45%
Total	$150,417	100%	1.29%	$149,674	100%	1.31%
Management evaluates the adequacy of the allowance for credit losses on a quarterly basis using the best information available at the time of the assessment. Because the allowance is based on estimates and assumptions regarding borrower performance, economic conditions, and other factors, future adjustments may be necessary as those conditions change.

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
As of June 30, 2026, the amortized cost of our AFS and HTM investment portfolios totaled $7.1 billion, an increase of $710 million, or 11.1% versus December 31, 2025. The combined fair value of these portfolios totaled $7.0 billion as of June 30, 2026, an increase of $644 million, or 10.1%, from December 31, 2025.
During the second quarter of 2026, the Company redeployed a portion of its excess liquidity held at the Federal Reserve into investment securities, primarily U.S. Treasury, agency CMBS, and agency RMBS securities. The Company also repositioned approximately $210 million of available-for-sale securities with a 2.0% book yield and 1.7-year effective duration into approximately $202 million of securities with a 4.5% book yield and 3.3-year effective duration, recognizing net losses of $7.8 million. Management expects the resulting increase in interest income to recover the recognized losses within approximately two years and improve earnings performance across a range of interest rate environments
The portfolio's average tax-equivalent yield was 4.13% at June 30, 2026, an increase of 9 bps compared to December 31, 2025. Gross unrealized gains totaled $12.4 million and $57.2 million at June 30, 2026 and December 31, 2025, respectively, while gross unrealized losses totaled $125.6 million and $104.6 million, respectively. The decline in net unrealized valuation was driven primarily to higher market interest rates during the first six months of 2026, which negatively affected the fair value of longer duration securities.

As of June 30, 2026, the portfolio’s composition was 37% agency residential mortgage-backed securities (“RMBS”), 42% agency commercial mortgage-backed securities (“CMBS”), and 17% Treasuries, with the balance in the Small Business Administration (“SBA”), municipal, corporate and other securities.
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
As of June 30, 2026, our best estimate of the duration of our $2.6 billion residential mortgage-backed securities portfolio held in available-for-sale was 3.3 years. As of June 30, 2026, management estimates the effective duration extends by 0.7 years assuming an immediate 200 basis point upward shock and contracts by 0.9 years assuming an immediate 200 basis point downward shock. As of the same date, our best estimate of the duration of the total investment portfolio excluding equity securities was 2.7 years. Management estimates the effective duration extends by 0.3 years assuming an immediate 200 basis point upward shock and contracts by 0.3 years assuming an immediate 200 basis point downward shock.
All securities not issued or guaranteed by the U.S. government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process is intended to adequately test for a range of credit and loss assumptions and does not rely primarily on credit ratings. This review was performed as of June 30, 2026 and December 31, 2025 and revealed no matters that would warrant impairment and result in an allowance for credit losses. The Company determined that all unrealized losses are primarily attributable to changes in interest rates and current market conditions.
Sensitivity to Interest Rates
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
The table below presents the estimated impact on net interest income and EVE from immediate parallel changes in interest rates as of June 30, 2026. The Company maintained a modestly asset-sensitive interest rate risk profile at quarter-end, with net interest income and EVE responding positively to rising rate scenarios and negatively to declining rate scenarios. The strategic redeployment of excess Federal Reserve cash balances into intermediate-duration investment securities and the selective portfolio repositioning executed during the second quarter reduced the Company's overall asset sensitivity compared to prior periods.

			As of	June 30, 2026
			(dollars in thousands)
	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in EVE
	Year 1		Year 2
Change in Rates	Amount	Percent	Amount	Percent	Amount	Percent

-200 bp	$(55,609)	(6.4)%	$(111,433)	(12.3)%	$(544,570)	(8.1)%
-100 bp	(27,522)	(3.2)%	(54,463)	(6.0)%	(226,599)	(3.4)%
+100 bp	26,540	3.1%	52,636	5.8%	156,271	2.3%
+200 bp	52,370	6.0%	103,859	11.5%	255,413	3.8%
The values in the table above are hypothetical and do not reflect potential management actions that could mitigate the effects of interest rate changes, including changes in pricing, balance sheet mix, or funding strategies. Actual results may differ due to variations in the timing and magnitude of interest rate movements, non-parallel yield curve changes, deposit behavior, loan prepayment speeds, or changes in asset and liability composition or growth. The simulations assume no balance sheet growth or additional rate changes beyond the initial shock and are intended to indicate sensitivity to interest rate changes rather than predict actual results. For further discussion of our interest rate risk, see the "Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk - Interest Rate Risk" included in our 2025 Annual Report on Form 10-K.
Liquidity Risk
We have maintained a strong liquidity position throughout the first six months of 2026, with total readily available liquidity increasing to $6.8 billion at June 30, 2026 from $6.7 billion at December 31, 2025, representing 34% of total assets. We continue to fund our balance sheet primarily through a stable core deposit base, with a loan-to-deposit ratio of 76% and no FHLB advances or other wholesale borrowings outstanding at quarter-end. The following discussion addresses liquidity at both the Bank and holding company levels.

Bank Liquidity
The objective of our liquidity management strategy is to ensure the availability of cash sufficient to fund our operations and meet present and future financial obligations at a reasonable cost. We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
Our ALCO, which has been authorized by the Board, oversees our liquidity risk to confirm that our activities comply with our funds management policy, which specifies overall objectives, metrics, limits, guidelines, reporting requirements and our contingency funding plan, which includes requirements for liquidity stress testing. The ALCO receives regular comprehensive reporting that includes information describing current levels vs. guidelines and limits for a broad set of liquidity metrics, loan and deposit trends, readily available liquidity measures, explanatory commentary relating to changes in our liquidity position and emerging risk trends and, as appropriate, recommended remedial strategies.
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
As of June 30, 2026, we had approximately $6.8 billion in readily available liquidity compared to $6.7 billion as of December 31, 2025.

Readily Available Liquidity	June 30, 2026	December 31, 2025	Change
	(dollars in thousands)
Cash reserves at Federal Reserve	$523,699	$1,805,215	$(1,281,516)
FHLB advance capacity (loan collateral)	2,917,899	2,743,992	173,907
Unencumbered securities lending value	3,403,717	2,104,941	1,298,776
Total readily available liquidity	$6,845,315	$6,654,148	$191,167
The following table presents selected financials from our consolidated balance sheet and liquidity ratios discussed below.

	As of	As of
	June 30, 2026	December 31, 2025
Liquidity Ratios:
Loan to deposit ratio	76.1%	72.4%
Cash and securities / total assets	38.6%	40.9%
Available liquidity / total assets	33.7%	32.1%
Deposits
Deposits are our primary source of funding and also represent our most significant source of liquidity needs. Deposits are gathered primarily through our full-service branch locations, as well as through online, mobile and ATM channels. Central Bank offers a variety of deposit products including noninterest-bearing demand deposits, interest-bearing demand deposits, savings accounts, and certificates of deposit.
The following table sets forth the distribution of deposit balances as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
	Ending Balance	% of Total	Ending Balance	% of Total
	(dollars in thousands)
Noninterest-bearing demand deposits	$5,570,404	36.2%	$5,615,652	35.4%
Savings and interest-bearing demand deposits	8,263,224	53.7%	8,611,895	54.3%
Time deposits	1,544,211	10.0%	1,635,078	10.3%
Total deposits	$15,377,839	100.0%	$15,862,625	100.0%

Total deposits were $15.4 billion as of June 30, 2026, a decrease of $485 million, or 3.1%, from $15.9 billion at December 31, 2025. The decrease was primarily attributable to seasonal declines in public fund deposits, partially offset by growth in commercial deposits. Retail deposit balances remained relatively stable. Noninterest-bearing demand deposits represented 36.2% of total deposits at June 30, 2026, compared with 35.4% at December 31, 2025, reflecting a favorable deposit mix and continued stability in core deposit relationships.
FDIC deposit insurance generally covers up to $250 thousand per depositor for each account ownership category. Our estimated uninsured and uncollateralized deposits (excluding intercompany accounts) were $3.2 billion, or 21.1% of total deposits, at June 30, 2026, compared with $3.4 billion at December 31, 2025. Available liquidity sources totaled approximately $6.8 billion at June 30, 2026, providing coverage in excess of estimated uninsured deposits.
The decline in deposits, together with loan growth of $239 million during the first six months of 2026, resulted in an increase in the loan-to-deposit ratio to 76% at June 30, 2026, from 72% at December 31, 2025.
Federal Funds Purchased and Customer Repurchase Agreements
Federal funds purchased and customer repurchase agreements totaled $0.9 billion and $1.0 billion at June 30, 2026 and December 31, 2025, respectively, which included customer repurchase agreements of $834 million and $946 million at June 30, 2026 and December 31, 2025, respectively. These are short-term borrowings that generally have a one-day maturity. Federal funds purchased increased $13 million, or 19.3%, in the first six months of 2026.
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
The Bank may not declare dividends in any calendar year in an amount that would exceed its accumulated retained earnings after giving effect to any unrecognized losses and bad debts without the prior approval of the banking regulators. In addition, dividends paid by the Bank to the Company would be prohibited if they would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the six months ended June 30, 2026, the Bank paid $200 million in dividends to the Company. As of June 30, 2026, the Bank had approximately $58 million of retained earnings that could be upstreamed to the Company through dividends without prior approval from the Federal Reserve.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, taxes, and dividends to stockholders. The Company’s liquidity totaled $2.0 billion as of June 30, 2026, consisting primarily of a $1.0 billion loan to the Bank and $1.0 billion in cash and cash equivalents. The Company’s liquidity totaled $1.9 billion as of December 31, 2025, consisting of a $1.0 billion loan to the Bank, and $897 million in cash and cash equivalents.
The Company’s operating expenses totaled $6.6 million for the six months ended June 30, 2026. Dividends paid to stockholders totaled $57.7 million and the Company repurchased $39.2 million of common stock, including shares acquired to satisfy tax withholding obligations associated with equity compensation plans, during the first six months of 2026.
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
At each of June 30, 2026 and December 31, 2025 the Company’s capital ratios exceeded the regulatory requirements and the Bank’s capital ratios exceeded the threshold for “well capitalized” status. We maintain excess capital, in part, to provide ourselves with flexibility when considering potential acquisition opportunities. Actual and required capital ratios were:

	As of June 30, 2026
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,766,459	29.8%	8.0%	10.0%
Central Trust Bank	1,749,693	13.9%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,615,670	28.6%	6.0%	8.0%
Central Trust Bank	1,598,904	12.7%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,615,670	28.6%	4.5%	6.5%
Central Trust Bank	1,598,904	12.7%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,615,670	17.9%	4.0%	5.0%
Central Trust Bank	1,598,904	7.9%	4.0%	5.0%

	As of December 31, 2025
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,633,280	29.3%	8.0%	10.0%
Central Trust Bank	1,742,888	14.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,483,247	28.1%	6.0%	8.0%
Central Trust Bank	1,592,855	12.9%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,483,247	28.1%	4.5%	6.5%
Central Trust Bank	1,592,855	12.9%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,483,247	17.9%	4.0%	5.0%
Central Trust Bank	1,592,855	8.2%	4.0%	5.0%
As of June 30, 2026, we had no material contractual commitments for capital expenditures. However, we are currently progressing through our Core Modernization initiative, which is expected to result in capital expenditures as project phases are executed. To date, we have capitalized $12 million related to this initiative. These expenditures are funded through operating cash flows, and we do not expect the initiative to have a material adverse impact on our liquidity or capital position.
Subsequent to quarter-end, on August 3, 2026, the Board of Directors terminated the 2026 Repurchase Program and approved the Second Repurchase Plan, authorizing the repurchase of up to $100 million of the Company's common stock. At June 30, 2026, approximately $11.3 million remained available under the 2026 Repurchase Program; however, that authorization was rescinded and replaced in its entirety by the Second Repurchase Plan.

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
The estimates and judgments that management believes have the most effect on our reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flow over the contractual term of the loans. An allowance will be created upon origination or acquisition of a loan and is updated at subsequent reporting dates. The methodology is applied consistently for each reporting period and reflects management’s current expectations of credit losses. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans. We maintain a policy to reverse accrued and unpaid interest when a loan is placed on non-accrual. Therefore, an allowance is not recorded for accrued interest.
The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type, and expected credit loss patterns. We maintain a policy to reverse accrued and unpaid interest when a loan is placed on non-accrual. Therefore, an allowance is not recorded for accrued interest. The allowance for credit losses includes significant assumptions that are uncertain and reasonably likely to have a material impact, the most significant of which are loan loss rates and prepayment speeds. Assumptions are updated based on actual performance on an annual basis. We utilize a consensus macroeconomic forecast which relies on underlying statistical models to incorporate the economic impact into each loan portfolio. Management performs a qualitative analysis considering necessary adjustments based on the potential risks inherent in the macroeconomic forecast and impacts from loan portfolio changes, including concentrations, staffing, asset quality, and policy changes. Model validations are performed to provide an independent assessment of the framework and the model’s use in producing reasonable and supportable estimates. See Note 3, “Loans and Allowance for Credit Losses” to our consolidated financial statements contained elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
There have been no material changes in recently issued accounting standards from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We evaluate our profitability and performance based on adjusted net income, adjusted total revenue, adjusted noninterest income, adjusted fee income and adjusted return on average total assets. We make these adjustments to exclude items that management believes are noncore and not indicative of our underlying operating performance. We've adjusted these measures to exclude the loss on the expected sale of the consumer loan portfolio in one of our markets and adjustments that resulted from certain investment portfolio repositioning activities during the periods presented that we consider to be outside of the ordinary course of business. We believe this allows investors to assess our net income, total revenue and noninterest income exclusive of the impact of changes outside the ordinary course of business. Similarly, we evaluate our operational efficiency based on tangible noninterest expense and our adjusted efficiency ratio, which excludes the effect of amortization of intangibles (a non-cash expense item) as well as the exclusions mentioned previously in this paragraph, and includes the tax benefit associated with our tax-advantaged loans.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(dollars in thousands)
Interest income (FTE), net interest income (FTE) and net interest margin (FTE)
Interest income		$260,424	$245,680	$518,478	$485,889
Add: Tax-equivalent adjustment ¹		1,580	1,542	3,383	3,124
Interest income (FTE) (non-GAAP)		$262,004	$247,222	$521,861	$489,013
Net interest income	{a}	$212,784	$195,057	$421,401	$384,330
Add: Tax-equivalent adjustment ¹		1,580	1,542	3,383	3,124
Net interest income (FTE) (non-GAAP)	{b}	$214,364	$196,599	$424,784	$387,454
Average interest-earning assets	{c}	$19,404,610	$18,350,707	$19,495,436	$18,327,322
Net interest margin ²	{a ÷ c}	4.40%	4.26%	4.36%	4.23%
Net interest margin (FTE) (non-GAAP) ²	{b ÷ c}	4.43%	4.30%	4.39%	4.26%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and six months ended June 30, 2026 and 2025 are presented on an annualized basis.

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(dollars in thousands)
Adjusted noninterest income, adjusted total revenue and adjusted fee income ratio
Noninterest income	{a}	$69,555	$50,065	$134,643	$108,854
Less: Loss on sale of consumer lease portfolio		-	(13,612)	-	(13,612)
Less: Investment securities gains, net		616	-	616	109
Adjusted noninterest income (non-GAAP)	{b}	$68,939	$63,677	$134,027	$122,357
Net interest income		$212,784	$195,057	$421,401	$384,330
Noninterest income		69,555	50,065	134,643	108,854
Total revenue	{c}	282,339	245,122	556,044	493,184
Less: Loss on sale of consumer lease portfolio		-	(13,612)	-	(13,612)
Less: Investment securities gains, net		616	-	616	109
Adjusted total revenue (non-GAAP)	{d}	$281,723	$258,734	$555,428	$506,687
Fee income ratio	{a ÷ c}	24.6%	20.4%	24.2%	22.1%
Adjusted fee income ratio (non-GAAP)	{b ÷ d}	24.5%	24.6%	24.1%	24.1%

Tangible noninterest expense, adjusted total revenue (FTE) and efficiency ratio (FTE)
Net interest income		$212,784	$195,057	$421,401	$384,330
Noninterest income		69,555	50,065	134,643	108,854
Total revenue	{a}	282,339	245,122	556,044	493,184
Less: Loss on sale of consumer lease portfolio		-	(13,612)	-	(13,612)
Less: Investment securities gains, net		616	-	616	109
Add: Tax equivalent adjustment ¹		1,580	1,542	3,383	3,124
Adjusted total revenue (FTE) (non-GAAP)	{b}	$283,303	$260,276	$558,811	$509,811
Noninterest expense	{c}	$131,354	$126,770	$257,971	$249,031
Less: Amortization of intangible assets		804	807	1,609	1,613
Tangible noninterest expense (non-GAAP)	{d}	$130,550	$125,963	$256,362	$247,418
Efficiency ratio	{c ÷ a}	46.5%	51.7%	46.4%	50.5%
Efficiency ratio (FTE) (non-GAAP)	{d ÷ b}	46.1%	48.4%	45.9%	48.5%
¹ Effective marginal tax rate of 23.84% used for all periods.

Adjusted net income, adjusted return on average total assets, and adjusted earnings per share - diluted
Net income	{a}	$113,773	$91,365	$224,860	$186,163
Add: Loss on sale of consumer lease portfolio, net of provision and taxes ¹ ³		-	6,563	-	6,563
Add: Investment securities gains, net of taxes ¹		(469)	-	(469)	(83)
Adjusted net income (non-GAAP)	{b}	$113,304	$97,928	$224,391	$192,643
Average total assets	{c}	$20,333,939	$19,271,396	$20,423,221	$19,223,533
Return on average total assets ²	{a ÷ c}	2.24%	1.90%	2.22%	1.95%
Adjusted return on average total assets (non-GAAP) ²	{b ÷ c}	2.23%	2.04%	2.22%	2.02%
Earnings per share - diluted	{d}	0.47	0.41	0.94	0.84
Effect of adjusted net income	{e}	0.00	0.03	(0.01)	0.03
Adjusted earnings per share - diluted (non-GAAP)	{d + e}	0.47	0.44	0.93	0.87
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and six months ended June 30, 2026 and 2025 are presented on an annualized basis.
³ The six months ended June 30, 2025 includes a $13.6 million loss on the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(dollars in thousands)
Tangible common equity, tangible book value per share and tangible common equity to tangible assets
Total stockholders' equity	{a}	$3,865,761	$3,173,328	$3,865,761	$3,173,328
Less: Goodwill and other intangible assets		350,055	353,277	350,055	353,277
Tangible common equity (non-GAAP)	{b}	$3,515,706	$2,820,051	$3,515,706	$2,820,051
Total shares of Class A common stock outstanding	{c}	239,505	220,665	239,505	220,665
Book value per share	{a ÷ c}	$16.14	$14.38	$16.14	$14.38
Tangible book value per share (non-GAAP)	{b ÷ c}	$14.68	$12.78	$14.68	$12.78
Total assets	{d}	$20,294,827	$19,080,430	$20,294,827	$19,080,430
Less: Goodwill and other intangible assets		350,055	353,277	350,055	353,277
Tangible assets (non-GAAP)	{e}	$19,944,772	$18,727,153	$19,944,772	$18,727,153
Total stockholders' equity to total assets	{a ÷ d}	19.0%	16.6%	19.0%	16.6%
Tangible common equity to tangible assets (non-GAAP)	{b ÷ e}	17.6%	15.1%	17.6%	15.1%

Tangible net income, adjusted tangible net income, average tangible common equity, adjusted return on average common equity, return on average tangible common equity and adjusted return on average tangible common equity
Net income	{a}	$113,773	$91,365	$224,860	$186,163
Add: Amortization of intangible assets, net of taxes ¹		612	615	1,225	1,228
Tangible net income (non-GAAP)		114,385	91,980	226,085	187,391
Add: Loss on sale of consumer lease portfolio, net of provision and taxes ¹ ³		-	6,563	-	6,563
Add: Investment securities gains, net of taxes ¹		(469)	-	(469)	(83)
Adjusted tangible net income (non-GAAP)	{b}	$113,916	$98,543	$225,616	$193,871
Average common equity	{c}	$3,847,407	$3,193,917	$3,838,545	$3,187,824
Less: Average goodwill and other intangible assets		350,576	353,803	350,976	354,205
Average tangible common equity (non-GAAP)	{d}	$3,496,831	$2,840,114	$3,487,569	$2,833,619
Return on average common equity ²	{a ÷ c}	11.9%	11.5%	11.8%	11.8%
Adjusted return on average common equity (non-GAAP) ²	{b ÷ c}	11.8%	12.3%	11.8%	12.2%
Return on average tangible common equity (non-GAAP) ²	{a ÷ d}	13.1%	13.0%	13.1%	13.3%
Adjusted return on average tangible common equity (non-GAAP) ²	{b ÷ d}	13.1%	13.9%	13.0%	13.8%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and six months ended June 30, 2026 and 2025 are presented on an annualized basis.
³ The six months ended June 30, 2025 includes a $13.6 million loss on the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

Item 1. Financial Statements
CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
	June 30, 2026	December 31, 2025
	(dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$244,257	$258,588
Short-term interest-bearing deposits	524,595	1,805,555
Interest-bearing deposits	450	1,039
Investment securities:
Available for sale	7,016,650	6,372,463
Held to maturity, net of allowance for credit losses of $12 and $10, and fair value of $1,542 and $1,700, as of June 30, 2026 and December 31, 2025, respectively	1,526	1,689
Equity	53,898	48,200
Total investment securities	7,072,074	6,422,352
Loans held for investment	11,673,616	11,434,605
Less allowance for credit losses	(150,417)	(149,674)
Net loans	11,523,199	11,284,931
Loans held for sale	27,751	54,119
Land, buildings, and equipment, net	223,803	215,931
Deferred tax assets, net	22,365	-
Goodwill and intangibles	350,055	351,664
Other assets	306,278	357,799
Total assets	$20,294,827	$20,751,978
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$5,570,404	$5,615,652
Savings and interest-bearing demand	8,263,224	8,611,895
Time	1,544,211	1,635,078
Total deposits	15,377,839	15,862,625
Federal funds purchased and customer repurchase agreements	913,127	1,011,851
Total customer funds	16,290,966	16,874,476
Deferred tax liabilities, net	-	11,745
Other liabilities	138,100	81,780
Total liabilities	16,429,066	16,968,001
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of June 30, 2026 and December 31, 2025, respectively	-	-
Class A voting common stock, $0.01 par value; 500,000,000 shares authorized; 318,247,550 shares issued as of June 30, 2026 and December 31, 2025, respectively	3,182	3,182
Class B nonvoting common stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of June 30, 2026 and December 31, 2025, respectively	-	-
Capital surplus	421,950	419,421
Retained earnings	3,644,555	3,477,408
Accumulated other comprehensive (loss)	(65,533)	(16,872)
Total stockholders' equity before treasury stock	4,004,154	3,883,139
Less treasury stock of 78,742,417 and 77,141,300 shares of Class A voting common stock as of June 30, 2026 and December 31, 2025, respectively	(138,393)	(99,162)
Total stockholders' equity	3,865,761	3,783,977
Total liabilities and stockholders' equity	$20,294,827	$20,751,978
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Interest income:
Loans	$179,874	$177,791	$355,950	$354,065
Investment securities	73,491	56,928	141,474	110,333
Federal funds sold and securities purchased under agreements to resell	7,059	10,961	21,054	21,491
Total interest income	260,424	245,680	518,478	485,889
Interest expense:
Deposits	42,176	44,271	85,601	88,001
Federal funds purchased and customer repurchase agreements	5,464	6,352	11,476	13,558
Total interest expense	47,640	50,623	97,077	101,559
Net interest income	212,784	195,057	421,401	384,330
Provision for (recovery of) credit losses	3,535	(7)	6,681	2,913
Net interest income after provision for (recovery of) credit losses	209,249	195,064	414,720	381,417
Other income:
Wealth management services	23,244	19,319	45,486	38,496
Payment services revenue	18,253	17,420	34,623	33,396
Service charges and commissions	14,785	14,179	29,199	28,123
Mortgage banking revenues	10,615	11,139	20,151	19,866
Investment securities gains, net	616	-	616	109
Other income (loss)	2,042	(11,992)	4,568	(11,136)
Total other income	69,555	50,065	134,643	108,854
Other expenses:
Salaries and employee benefits	80,036	74,736	156,075	145,983
Net occupancy and equipment	12,392	11,664	24,558	23,510
Computer software and maintenance	5,490	5,227	11,467	11,283
Marketing and business development	5,273	5,417	9,830	10,376
Legal and professional fees	5,569	5,477	11,634	10,356
Bankcard processing, rewards and related costs	8,263	8,090	16,016	15,113
Other expenses	14,331	16,159	28,391	32,410
Total other expenses	131,354	126,770	257,971	249,031
Income before income taxes	147,450	118,359	291,392	241,240
Income taxes	33,677	26,994	66,532	55,077
Net income	$113,773	$91,365	$224,860	$186,163

Net income per common share - basic	$0.48	$0.41	$0.94	$0.84
Net income per common share - diluted	$0.47	$0.41	$0.94	$0.84
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income	$113,773	$91,365	$224,860	$186,163
Reclassification adjustment for net losses on AFS securities included in net income, net of tax	5,937	-	5,937	-
Unrealized (losses) gains, net of tax	(17,838)	21,350	(56,036)	66,993
Change in pension surplus, net of tax	419	5,219	1,438	8,636
Total other comprehensive (loss) income	(11,482)	26,569	(48,661)	75,629
Total comprehensive income	$102,291	$117,934	$176,199	$261,792
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended June 30,
	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at April 1, 2025	$2,978	$14,121	$3,416,346	$(98,953)	$(90,865)	$3,243,627
Net income	-	-	91,365	-	-	91,365
Other comprehensive income	-	-	-	-	26,569	26,569
Purchase treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($0.855 per share)	-	-	(188,661)	-	-	(188,661)
Stock-based compensation	-	664	-	-	-	664
Issuance under equity compensation plans	-	(31)	-	(205)	-	(236)
Balance at June 30, 2025	$2,978	$14,754	$3,319,050	$(99,158)	$(64,296)	$3,173,328

Balance at April 1, 2026	$3,182	$420,427	$3,559,565	$(130,797)	$(54,051)	$3,798,326
Net income	-	-	113,773	-	-	113,773
Other comprehensive income	-	-	-	-	(11,482)	(11,482)
Purchase treasury stock	-	-	-	(7,594)	-	(7,594)
Cash dividends paid on common stock ($0.12 per share)	-	-	(28,787)	-	-	(28,787)
Stock-based compensation	-	1,521	-	-	-	1,521
Issuance under equity compensation plans	-	2	3	(2)	-	3
Balance at June 30, 2026	$3,182	$421,950	$3,644,555	$(138,393)	$(65,533)	$3,865,761
See accompanying notes to consolidated financial statements

	Six Months Ended June 30,
	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at January 1, 2025	$2,978	$13,319	$3,333,669	$(99,380)	$(139,925)	$3,110,661
Net income	-	-	186,163	-	-	186,163
Other comprehensive income	-	-	-	-	75,629	75,629
Purchase treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($0.91 per share)	-	-	(200,782)	-	-	(200,782)
Issuance of common stock, net	-	-	-	-	-	-
Stock-based compensation	-	1,598	-	-	-	1,598
Issuance under equity compensation plans	-	(163)	-	222	-	59
Balance at June 30, 2025	$2,978	$14,754	$3,319,050	$(99,158)	$(64,296)	$3,173,328
	-	-	-	-	-	-
Balance at January 1, 2026	$3,182	$419,421	$3,477,408	$(99,162)	$(16,872)	$3,783,977
Net income	-	-	224,860	-	-	224,860
Other comprehensive income	-	-	-	-	(48,661)	(48,661)
Purchase treasury stock	-	-	-	(38,736)	-	(38,736)
Cash dividends paid on common stock ($0.24 per share)	-	-	(57,720)	-	-	(57,720)
Issuance of common stock, net	-	-	-	-	-	-
Stock-based compensation	-	2,525	-	-	-	2,525
Issuance under equity compensation plans	-	4	6	(495)	-	(485)
Balance at June 30, 2026	$3,182	$421,950	$3,644,555	$(138,393)	$(65,533)	$3,865,761
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities:
Net income	$224,860	$186,163
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	9,892	9,947
Net accretion of discounts and premiums	(15,066)	(7,970)
Deferred income taxes	(18,877)	(5,383)
Provision for credit losses	6,681	2,913
Net gain on sale of loans	(14,291)	(15,157)
Net change in trading debt securities	-	666
Net investment securities gains	(615)	(109)
Originations of mortgage loans held for sale	(628,751)	(623,845)
Proceeds from sales of mortgage loans held for sale	638,646	635,716
Stock-based compensation	2,525	1,598
Decrease (increase) in other assets	49,344	(142,394)
Increase in other liabilities	57,808	16,484
Net cash provided by operating activities	312,156	58,628
Cash flows from investing activities:
Purchase of AFS securities	(1,565,500)	(1,158,024)
Purchase of equity securities	(78)	(154)
Proceeds from sales of AFS securities	202,427	-
Proceeds from sales of equity securities	2,791	873
Proceeds from maturities of AFS securities	660,375	891,797
Proceeds from maturities of HTM securities	164	156
Net change in interest-bearing deposits	589	51
Net (increase) decrease in loans	(214,174)	303,722
Purchase of land, buildings, and equipment	(14,266)	(7,454)
Proceeds from sale of land, buildings, and equipment	288	5,751
Net cash (used in) provided by investing activities	(927,384)	36,718
Cash flows from financing activities:
(Decrease) in deposits	(393,919)	(196,755)
(Decrease) increase in time deposits	(90,867)	63
(Decrease) in federal funds purchased and customer repurchase agreements	(98,724)	(33,677)
Dividends paid	(57,817)	(200,318)
Purchase of treasury stock	(38,736)	-
Net cash (used in) financing activities	(680,063)	(430,687)
Net (decrease) in cash and cash equivalents	(1,295,291)	(335,341)
Cash and cash equivalents at beginning of year	2,064,143	1,241,808
Cash and cash equivalents at end of year	$768,852	$906,467
Cash and due from banks	$244,257	$243,927
Short-term interest-bearing deposits	523,699	660,705
Federal funds sold and securities purchased under agreements to resell	896	1,835
Total cash and cash equivalents	$768,852	$906,467
Supplemental disclosure of cash flow information:
Interest paid	$95,984	$100,892
Income taxes paid	36,686	55,174
Loans transferred to foreclosed assets held for sale	2,347	2,084
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period. The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2025 contained in the Company's 2025 Annual Report on Form 10-K. Management has evaluated subsequent events for potential recognition or disclosure.
(2)Investment Securities
The table below includes the fair value of equity securities as of June 30, 2026 and December 31, 2025. Equity investments with no readily determinable fair value are carried at cost. FHLB and FRB stock represent equity interests the Company is required to hold in the Federal Reserve Bank and Federal Home Loan Bank. These amounts are also carried at cost as they do not have a readily determinable fair value because ownership of these shares is restricted, and they lack a market.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Common and preferred stocks with readily determinable fair value	$5,667	$-
Federal Home Loan Bank stock	10,586	10,634
Federal Reserve Bank stock	26,057	26,057
Other - no readily determinable fair value	11,588	11,510
Total	$53,898	$48,200

On April 13, 2026, Visa announced the commencement of an exchange offer pursuant to which holders of Class B-2 common stock could exchange their shares for a combination of Visa Class B-3 common stock and Class C common stock (the "Exchange Offer").
In May 2026, the Company participated in Visa Inc.'s Exchange Offer, pursuant to which all 33,010 shares of its Class B-2 common stock were validly tendered and accepted in exchange for a combination of Visa Class B-3 common stock and Class C common stock, together with cash in lieu of fractional shares. Upon completion of the Exchange Offer, the Company recognized a pre-tax gain of approximately $8.4 million reflecting the fair value of the Class C shares received in the transaction.
Immediately following the exchange, the Company converted approximately one-third of its Visa Class C shares to Visa Class A common stock and sold the resulting Class A shares, realizing approximately $2.7 million of the gain previously recognized upon completion of the Exchange Offer.
As of June 30, 2026, the Company held 8,292 shares of Visa Class A common stock and 2,074 shares of Visa Class C common stock. The fair value of the Class C shares was determined based on their as-converted equivalence to Visa Class A common stock and the closing price of Visa Class A common stock of $341.65 per share on June 29, 2026. The Class A shares were subsequently sold in July 2026, resulting in the realization of an additional $2.9 million of the gain previously recognized upon completion of the Exchange Offer.

As of June 30, 2025, the Company also held 16,505 shares of Visa Class B-3 common stock. These shares are subject to restrictions similar to those applicable to the former Class B-2 shares and are carried at a value of zero under the measurement alternative, as there have been no observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the first six months of 2026, $8.4 million in net gains were recorded on common and preferred stock, consisting of $2.7 million in gains realized on sales and a $5.7 million increase in unrealized gains on the portfolio. Net gains of $0.1 million were recorded on common and preferred stock during the first six months of 2025, consisting of $0.8 million in realized gains on sales, offset by a $0.7 million decrease in unrealized gains on the portfolio.

The following tables show the carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of AFS and HTM securities by security type at June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$1,205,933	$1,667	$(5,684)	$1,201,916	$-	$1,201,916
U.S. agency debentures	55,665	24	(109)	55,580	-	55,580
U.S. agency mortgage-backed securities	5,849,445	10,713	(119,726)	5,740,432	-	5,740,432
Obligations of states and political subdivisions	14,331	35	(55)	14,312	-	14,312
Other securities	4,467	-	(57)	4,410	-	4,410
Total	$7,129,841	$12,439	$(125,631)	$7,016,650	$-	$7,016,650

Held to maturity:
U.S. agency RMBS	$19	$1	$-	$20	$-	$20
Obligations of states and political subdivisions	1,519	3	-	1,522	(12)	1,510
Total	$1,538	$4	$-	$1,542	$(12)	$1,530

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$918,922	$10,561	$(1,196)	$928,287	$-	$928,287
U.S. agency debentures	132,692	177	(413)	132,456	-	132,456
U.S. agency mortgage-backed securities	5,345,130	46,346	(102,899)	5,288,577	-	5,288,577
Obligations of states and political subdivisions	16,595	87	(38)	16,644	-	16,644
Other securities	6,535	-	(36)	6,499	-	6,499
Total	$6,419,874	$57,171	$(104,582)	$6,372,463	$-	$6,372,463

Held to maturity:
U.S. agency RMBS	$21	$1	$-	$22	$-	$22
Obligations of states and political subdivisions	1,678	-	-	1,678	(10)	1,668
Total	$1,699	$1	$-	$1,700	$(10)	$1,690
Accrued interest receivable totaled $28.8 million and $25.1 million at June 30, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.

The amortized cost and fair value of AFS and HTM securities at June 30, 2026, by contractual maturity, are shown below:

	June 30, 2026
	U.S. government obligations and government- sponsored enterprises			Obligations of states and political subdivisions			Other securities*
	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value
	(dollars in thousands)
Available for sale:
Within 1 year	$129,699	4.45%	$129,902	$7,846	4.40%	$7,846	$-	-%	$-
After 1 but within 5 years	1,131,899	4.18%	1,127,593	6,088	4.53%	6,073	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	397	7.91%	393	-	-	-
Mortgage - and asset-backed securities	5,849,445	4.12%	5,740,433	-	-	-	4,467	4.58%	4,410
Total	$7,111,043	4.13%	$6,997,928	$14,331	4.55%	$14,312	$4,467	4.58%	$4,410

Held to maturity:
Within 1 year	$-	-%	$-	$295	5.04%	$295	$-	-%	$-
After 1 but within 5 years	-	-	-	1,224	2.28%	1,227	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	-	-	-	-	-	-
Mortgage - and asset-backed securities	19	6.11%	20	-	-	-	-	-	-
Total	$19	6.11%	$20	$1,519	2.82%	$1,522	$-	-%	$-
* Other securities consist primarily of corporate bonds.
Proceeds from sales of AFS securities were $202 million and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively. Using the specific-identification method to determine the cost of the securities sold, the Company recognized net losses of $7.8 million and $0 on the sales of AFS securities during the six months ended June 30, 2026 and 2025, respectively.
Investment securities with a carrying value of approximately $3.38 billion and $4.06 billion were pledged to secure public deposits, repurchase agreements, and borrowed funds at June 30, 2026 and December 31, 2025, respectively.
Allowance for credit losses on investment securities:
The expected credit losses for HTM debt securities are determined based on the likelihood of default and potential loss, using assumptions that correspond to loans with similar credit profiles. The Company recorded an allowance for credit losses on its HTM debt securities of $12 thousand and $10 thousand at June 30, 2026 and December 31, 2025, respectively.
All AFS securities not issued or guaranteed by the U.S. Government, its agencies, or sponsored enterprises undergo a quarterly evaluation for impairment. This evaluation involves testing various credit and loss assumptions, rather than solely relying on credit ratings. As of June 30, 2026, the Company did not identify any such securities for which a credit loss exists, and for the three and six months ended June 30, 2026 and 2025, the Company did not recognize a credit loss expense on any AFS securities.
Special emphasis and analysis are placed on securities that have experienced a negative credit rating event, are below investment grade, or have an uncertain financial outlook. These securities are placed on a watch list and monitored for further developments. At June 30, 2026, the fair value of securities on this watch list was $3.5 million compared to $4.9 million at December 31, 2025.
The table below summarizes debt securities AFS in an unrealized loss position, aggregated by length of impairment period, for which an allowance for credit loss has not been recorded at June 30, 2026 and December 31, 2025. Unrealized losses on these AFS securities have not been recognized as income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. During the second quarter of 2026, the Company sold approximately $210 million of available-for-sale securities at a net loss of $7.8 million as part of a strategic repositioning to improve portfolio yield and extend duration. With respect to the remaining securities in an unrealized loss position, at June 30, 2026 management has both the intent and the ability to hold these securities until recovery of any unrealized losses, which may be at maturity, and does not expect to be required to sell the securities prior to such recovery.

	As of June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$3,436,410	$(30,466)	$1,080,824	$(95,053)	$4,517,234	$(125,519)
Obligations of states and political subdivisions	-	-	5,725	(55)	5,725	(55)
Other securities	-	-	3,304	(57)	3,304	(57)
Total	$3,436,410	$(30,466)	$1,089,853	$(95,165)	$4,526,263	$(125,631)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$419,704	$(1,190)	$1,469,113	$(103,318)	$1,888,817	$(104,508)
Obligations of states and political subdivisions	-	-	7,204	(38)	7,204	(38)
Other securities	-	-	3,557	(36)	3,557	(36)
Total	$419,704	$(1,190)	$1,479,874	$(103,392)	$1,899,578	$(104,582)
At June 30, 2026, there were no held-to-maturity securities in an unrealized loss position across any investment category or duration period. This compares to December 31, 2025, at which time the held-to-maturity portfolio contained $0.5 million in fair value of obligations of states and political subdivisions that had been in an unrealized loss position for less than 12 months, with no associated unrealized loss amount. There were no U.S. government or government-sponsored enterprise held-to-maturity securities in an unrealized loss position at either date.
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
The following table shows the amortized cost basis by credit rating of the Company's HTM obligations of states and political subdivisions at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$246	$-	$978	$295	$1,519

	December 31, 2025
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$251	$-	$1,132	$295	$1,678
All HTM securities were current at June 30, 2026 and December 31, 2025.

(3)Loans and Allowance for Credit Losses
Loans consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Loans held for investment:
Construction and development	$569,593	$570,749
Commercial, financial & agricultural	1,799,584	1,761,287
Non-owner-occupied commercial real estate	3,249,479	3,150,269
Owner-occupied commercial real estate	1,595,866	1,580,260
Commercial real estate	4,845,345	4,730,529
Total commercial loans	7,214,522	7,062,565
Residential mortgage loans	3,475,428	3,321,101
Home equity lines of credit	433,330	410,845
Consumer credit card	98,107	98,310
Other consumer loans	462,469	551,395
Total residential and consumer loans	4,469,334	4,381,651
Total unpaid principal balance	11,683,856	11,444,216
Add: Unearned income	(10,240)	(9,611)
Loans, held for investment	11,673,616	11,434,605
Loans held for sale	27,751	54,119
Total loans and leases	$11,701,367	$11,488,724
Accrued interest receivable totaled $46.2 million and $45.9 million at June 30, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.
No loans were acquired by the Company for the six months ended June 30, 2026 and December 31, 2025.
As of June 30, 2026, loans made to related parties of the Company totaled $308.4 million. These loans primarily consist of loans made by the Bank to related parties of the Company, which were made in the ordinary course of business of the Bank and otherwise on terms consistent with those available to all customers.

June 30, 2026
(dollars in thousands)
Balance of loans to related parties, beginning of year	$340,010
New loans	13,065
Repayments	(22,568)
Change in relationship	(22,069)
Balance of loans to related parties, June 30, 2026	$308,438
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
Key model assumptions in the Company's allowance for credit loss model include the economic forecast, the reasonable and supportable forecast period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company's allowance for credit losses at June 30, 2026 and December 31, 2025 are discussed below.

Key Assumption	June 30, 2026	December 31, 2025
Overall economic forecast	- Forecast provided by Oxford Economics

 - The baseline forecast reflects continued pressure from elevated energy prices and geopolitical uncertainty related to the Middle East conflict. The forecast assumes disruptions remain temporary and do not result in a prolonged oil supply shock.

- Moderate economic growth, elevated inflation, and a stable market are expected over the forecast horizon.	- Forecast provided by Oxford Economics

- Expect the economy to continue to expand, with strong AI related investment with no sign of slowing down

- The labor market is softening, affecting real disposable income growth. However, consumer spending is holding up with tariffs driving the cost of core goods.
Reasonable and supportable period and related reversion period	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method	- 4 quarter reasonable and supportable period - 4 quarter reversion to historical average loss rates using straight line method
Forecasted macro-economic variables	- Unemployment remains stable at 4.3% - GDP growth forecast of 2.6% -Prime rate is 6.75%, declining to 6.25% at the end of the supportable forecast	- Unemployment ranging from 4.1% to 4.4% - GDP growth forecast of 2.0% -Prime rate is 6.75%, declining to 6.25% at the end of the supportable forecast
Prepayment assumptions	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of 18.3% - Consumer loan and credit card prepayment speeds of 15.0%	- Commercial loan prepayment speeds of 14.4% - Mortgage and HELOC prepayment speeds of .18.3% - Consumer loan and credit card prepayment speeds of 15.0%
Qualitative factors	Qualitative adjustments for:
- Severe volatility in economic and geopolitical manners

- Potential impact of inflation and higher interest rates on borrower performance

- Changes in portfolio composition, concentrations, and underwriting standards	Qualitative adjustments for:
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
The following is a summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and six months ended June 30, 2026 and June 30, 2025. Included within commercial loans are the following pools – real estate development & construction, commercial real estate, owner-occupied CRE, commercial & industrial, and multifamily residential loans. Included within residential real estate are 1-4 family residential and home equity loans. Included within individual loans are consumer and credit card loans.

	Three Months Ended June 30, 2026
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$12,219	$25,127	$25,607	$10,609	$49,028	$5,836	$8,603	$12,860	$149,889
Provision for credit losses on loans	1,154	2,263	(847)	(553)	71	79	887	489	3,543
Loans charged off	-	(960)	-	-	(157)	(39)	(1,015)	(2,516)	(4,687)
Recoveries on loans previously charged off	1	229	5	385	14	32	279	727	1,672
Balance at end of period	$13,374	$26,659	$24,765	$10,441	$48,956	$5,908	$8,754	$11,560	$150,417
Liability for unfunded commitments
Balance at beginning of period	$91	$138	$8	$9	$10	$113	$-	$-	$369
Provision for credit losses on unfunded lending commitments	(1)	(7)	(3)	-	1	1	-	-	(9)
Balance at end of period	$90	$131	$5	$9	$11	$114	$-	$-	$360
Allowance for credit losses on loans and liability for unfunded lending commitments	$13,464	$26,790	$24,770	$10,450	$48,967	$6,022	$8,754	$11,560	$150,777

	Three Months Ended June 30, 2025
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$12,991	$23,874	$26,382	$10,451	$44,000	$4,757	$7,990	$23,293	$153,738
Provision for credit losses on loans	1,001	1,450	(788)	(8)	1,931	334	756	(4,717)	(41)
Loans charged off	-	(1,681)	-	-	(188)	-	(770)	(3,270)	(5,909)
Recoveries on loans previously charged off	3	269	-	1	22	2	181	1,115	1,593
Balance at end of period	$13,995	$23,912	$25,594	$10,444	$45,765	$5,093	$8,157	$16,421	$149,381
Liability for unfunded commitments
Balance at beginning of period	$231	$138	$6	$9	$13	$93	$-	$-	$490

	Three Months Ended June 30, 2025
Provision for credit losses on unfunded lending commitments	24	(1)	-	(1)	5	7	-	-	34
Balance at end of period	$255	$137	$6	$8	$18	$100	$-	$-	$524
Allowance for credit losses on loans and liability for unfunded lending commitments	$14,250	$24,049	$25,600	$10,452	$45,783	$5,193	$8,157	$16,421	$149,905

	Six Months Ended June 30, 2026
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,983	$23,474	$24,637	$10,260	$48,341	$5,542	$8,806	$13,631	$149,674
Provision for credit losses on loans	(1,611)	4,335	(30)	(151)	820	387	1,533	1,385	6,668
Loans charged off	-	(2,804)	-	(103)	(240)	(54)	(2,136)	(4,848)	(10,185)
Recoveries on loans previously charged off	2	1,654	158	435	35	33	551	1,392	4,260
Balance at end of period	$13,374	$26,659	$24,765	$10,441	$48,956	$5,908	$8,754	$11,560	$150,417
Liability for unfunded commitments
Balance at beginning of period	104	116	8	7	9	105	-	-	349
Provision for credit losses on unfunded lending commitments	(14)	15	(3)	2	2	9	-	-	11
Balance at end of period	$90	$131	$5	$9	$11	$114	$-	$-	$360
Allowance for credit losses on loans and liability for unfunded lending commitments	$13,464	$26,790	$24,770	$10,450	$48,967	$6,022	$8,754	$11,560	$150,777

	Six Months Ended June 30, 2025
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Provision for credit losses on loans	(143)	1,778	1,595	502	2,516	585	1,092	(5,054)	2,871
Loans charged off	-	(2,467)	(816)	-	(358)	-	(1,604)	(6,291)	(11,536)
Recoveries on loans previously charged off	19	686	-	2	136	3	370	2,551	3,767
Balance at end of period	$13,995	$23,912	$25,594	$10,444	$45,765	$5,093	$8,157	$16,421	$149,381
Liability for unfunded commitments
Balance at beginning of period	165	161	6	10	7	135	-	-	484
Provision for credit losses on unfunded lending commitments	90	(24)	-	(2)	11	(35)	-	-	40
Balance at end of period	$255	$137	$6	$8	$18	$100	$-	$-	$524
Allowance for credit losses on loans and liability for unfunded lending commitments	$14,250	$24,049	$25,600	$10,452	$45,783	$5,193	$8,157	$16,421	$149,905

Age Analysis of Past Due and Nonaccrual Loans
The Company considers loans past due on the day following the contractual repayment date if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company's past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2026 and December 31, 2025. Balances in the tables below represent total unpaid principal balances gross of unearned and unamortized loan fees and costs.

	June 30, 2026
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$568,747	$532	$-	$314	$569,593
Commercial, financial & agricultural	1,788,116	1,307	27	10,134	1,799,584
Non-owner-occupied commercial real estate	3,228,311	5,104	-	16,064	3,249,479
Owner-occupied commercial real estate	1,592,352	1,622	-	1,892	1,595,866
Total commercial real estate	4,820,663	6,726	-	17,956	4,845,345
Total commercial loans	7,177,526	8,565	27	28,404	7,214,522
Residential mortgage loans	3,445,712	5,015	1,649	23,052	3,475,428
Home equity lines of credit	429,878	1,968	65	1,419	433,330
Consumer credit card	97,174	650	283	-	98,107
Other consumer loans	453,147	7,069	2	2,251	462,469
Total residential and consumer loans	4,425,911	14,702	1,999	26,722	4,469,334
Total	$11,603,437	$23,267	$2,026	$55,126	$11,683,856

	December 31, 2025
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$570,668	$-	$-	$81	$570,749
Commercial, financial & agricultural	1,751,575	4,097	34	5,581	1,761,287
Non-owner-occupied commercial real estate	3,137,206	4,056	-	9,007	3,150,269
Owner-occupied commercial real estate	1,575,921	1,797	-	2,542	1,580,260
Total commercial real estate	4,713,127	5,853	-	11,549	4,730,529
Total commercial loans	7,035,370	9,950	34	17,211	7,062,565
Residential mortgage loans	3,283,403	12,943	862	23,893	3,321,101
Home equity lines of credit	408,114	1,361	167	1,203	410,845
Consumer credit card	96,988	1,042	280	-	98,310
Other consumer loans	539,260	9,779	-	2,356	551,395
Total residential and consumer loans	4,327,765	25,125	1,309	27,452	4,381,651
Total	$11,363,135	$35,075	$1,343	$44,663	$11,444,216
At June 30, 2026 and December 31, 2025, the Company had $20.0 million and $16.9 million, respectively, of non-accrual commercial loans that had no allowance for credit loss. The interest income recorded on nonaccrual loans was approximately $0.6 million and $0.7 million in the first six months of 2026 and 2025, respectively.
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
The risk category of loans in the portfolio as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$53,374	$181,698	$175,336	$17,220	$53,451	$30,966	$43,603	$555,648
Watch	-	551	85	-	5,379	-	-	6,015
Substandard	-	1,913	2,612	-	2,824	267	-	7,616
Non-accrual	-	-	240	-	-	74	-	314
Total construction and development	53,374	184,162	178,273	17,220	61,654	31,307	43,603	569,593
Gross write-offs for the six months ended June 30, 2026	-	-	-	-	-	-	-	-
Commercial, financial & agricultural
Risk Rating
Pass	252,798	321,865	212,674	116,054	120,110	261,748	486,810	1,772,059
Watch	905	1,185	1,433	819	184	95	2,070	6,691
Substandard	88	306	814	621	383	7,758	729	10,699
Non-accrual	-	-	3,842	1,412	680	4,201	-	10,135
Total commercial, financial & agricultural	253,791	323,356	218,763	118,906	121,357	273,802	489,609	1,799,584
Gross write-offs for the six months ended June 30, 2026	57	745	331	240	418	429	584	2,804
Non-owner occupied CRE
Risk Rating
Pass	238,427	427,368	285,060	272,251	542,942	1,330,240	45,710	3,141,998
Watch	-	2,934	912	2,585	21,208	21,442	340	49,421
Substandard	-	-	910	-	20,470	20,616	-	41,996
Non-accrual	-	-	-	4,095	9,126	2,843	-	16,064
Total non-owner occupied CRE	238,427	430,302	286,882	278,931	593,746	1,375,141	46,050	3,249,479
Gross write-offs for the six months ended June 30, 2026	-	-	-	-	-	-	-	-
Owner occupied CRE
Risk Rating
Pass	119,411	234,705	120,139	105,118	162,987	668,177	115,993	1,526,530
Watch	388	4,027	4,649	2,563	3,281	16,098	5,137	36,143
Substandard	1,379	33	2,011	3,623	13,611	9,109	1,535	31,301
Non-accrual	-	-	-	70	825	997	-	1,892
Total owner occupied CRE	121,178	238,765	126,799	111,374	180,704	694,381	122,665	1,595,866
Gross write-offs for the six months ended June 30, 2026	48	-	-	-	-	55	-	103

Residential mortgage loans
Accrual	545,526	810,454	422,875	367,340	489,823	758,634	57,724	3,452,376
Non-accrual	-	263	5,526	8,522	2,648	6,093	-	23,052
Total Residential mortgage loans	545,526	810,717	428,401	375,862	492,471	764,727	57,724	3,475,428
Gross write-offs for the six months ended June 30, 2026	105	-	93	42	-	-	-	240
Home equity lines of credit
Accrual	1,406	78	408	6	214	2,521	427,278	431,911
Non-accrual	-	-	-	-	-	-	1,419	1,419
Total home equity lines of credit	1,406	78	408	6	214	2,521	428,697	433,330
Gross write-offs for the six months ended June 30, 2026	54	-	-	-	-	-	-	54
Consumer credit card
Current	-	-	-	-	-	-	97,174	97,174
30-89 days	-	-	-	-	-	-	650	650
90+days	-	-	-	-	-	-	283	283
Total consumer credit card	-	-	-	-	-	-	98,107	98,107
Gross write-offs for the six months ended June 30, 2026	-	-	-	-	-	-	2,136	2,136
All other consumer
Current	55,830	80,948	77,730	82,551	67,849	60,533	27,706	453,147
30-89 days	163	856	1,262	1,871	1,530	1,387	-	7,069
90+ days	2	-	-	-	-	-	-	2
Non-accrual	2	401	266	550	539	493	-	2,251
Total all other consumer	55,997	82,205	79,258	84,972	69,918	62,413	27,706	462,469
Gross write-offs for the six months ended June 30, 2026	744	570	756	1,244	1,006	528	-	4,848
Total loans	$1,269,699	$2,069,585	$1,318,784	$987,271	$1,520,064	$3,204,292	$1,314,161	$11,683,856
Gross write-offs for the six months ended June 30, 2026	1,008	1,315	1,180	1,526	1,424	1,012	2,720	10,185

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$165,449	$207,312	$27,395	$71,348	$36,631	$17,334	$32,568	$558,037
Watch	529	244	1,486	3,490	-	-	-	5,749
Substandard	-	-	4,095	2,266	-	521	-	6,882
Non-accrual	-	-	-	-	-	81	-	81
Total construction and development	165,978	207,556	32,976	77,104	36,631	17,936	32,568	570,749
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	14	-	14

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial, financial & agricultural
Risk Rating
Pass	383,642	257,121	147,877	154,197	94,111	211,879	475,596	1,724,423
Watch	1,883	1,294	891	652	98	204	1,082	6,104
Substandard	1,981	1,428	1,113	1,242	7,922	11,211	282	25,179
Non-accrual	38	47	1,439	2,990	47	315	705	5,581
Total commercial, financial & agricultural	387,544	259,890	151,320	159,081	102,178	223,609	477,665	1,761,287
Gross write-offs for the year ended December 31, 2025	1,393	358	1,148	824	100	746	180	4,749
Non-owner occupied CRE
Risk Rating
Pass	417,956	257,298	270,435	572,181	421,783	1,063,545	33,545	3,036,743
Watch	-	527	237	6,487	-	49,660	387	57,298
Substandard	-	921	-	23,488	9,538	13,274	-	47,221
Non-accrual	-	-	-	6,164	25	2,818	-	9,007
Total non-owner occupied CRE	417,956	258,746	270,672	608,320	431,346	1,129,297	33,932	3,150,269
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	816	-	816
Owner occupied CRE
Risk Rating
Pass	231,225	132,459	110,736	173,201	235,419	517,212	111,649	1,511,901
Watch	1,133	1,154	4,080	3,006	5,634	16,519	1,229	32,755
Substandard	418	2,050	3,623	15,059	904	9,137	1,871	33,062
Non-accrual	-	-	72	1,182	259	1,029	-	2,542
Total owner occupied CRE	232,776	135,663	118,511	192,448	242,216	543,897	114,749	1,580,260
Gross write-offs for the year ended December 31, 2025	-	-	-	384	-	-	-	384
Residential mortgage loans
Accrual	912,652	544,631	429,302	529,876	394,244	440,662	45,841	3,297,208
Non-accrual	510	4,328	8,425	3,002	4,121	3,507	-	23,893
Total Residential mortgage loans	913,162	548,959	437,727	532,878	398,365	444,169	45,841	3,321,101
Gross write-offs for the year ended December 31, 2025	263	30	189	158	91	-	-	731
Home equity lines of credit
Accrual	1,061	16	598	99	249	2,707	404,912	409,642
Non-accrual	-	-	-	-	-	-	1,203	1,203
Total home equity lines of credit	1,061	16	598	99	249	2,707	406,115	410,845
Gross write-offs for the year ended December 31, 2025	25	-	-	-	-	-	39	64
Consumer credit card
Current	-	-	-	-	-	-	96,988	96,988
30-89 days	-	-	-	-	-	-	1,042	1,042
90+days	-	-	-	-	-	-	280	280
Total consumer credit card	-	-	-	-	-	-	98,310	98,310
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,452	3,452

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
All other consumer
Current	108,542	103,299	109,084	95,649	46,525	36,933	39,228	539,260
30-89 days	647	1,573	2,400	2,872	1,424	863	-	9,779
90+ days	-	-	-	-	-	-	-	-
Non-accrual	201	259	673	605	360	258	-	2,356
Total all other consumer	109,390	105,131	112,157	99,126	48,309	38,054	39,228	551,395
Gross write-offs for the year ended December 31, 2025	3,172	1,201	2,004	2,112	1,285	1,212	-	10,986
Total loans	$2,227,867	$1,515,961	$1,123,961	$1,669,056	$1,259,294	$2,399,669	$1,248,408	$11,444,216
Gross write-offs for the year ended December 31, 2025	$4,853	$1,589	$3,341	$3,478	$1,476	$2,788	$3,671	$21,196
Collateral-dependent loans
The Company's collateral-dependent loans are comprised of loans where repayment of the loan is dependent on the sale or operation of the collateral. The Company requires that collateral-dependent loans be either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2026 and December 31, 2025, by the expected source of repayment.

	June 30, 2026
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$1,414	$-	$1,414
Commercial, financial & agricultural	-	9,741	9,741
Non-owner-occupied commercial real estate	16,143	-	16,143
Owner-occupied commercial real estate	3,705	-	3,705
Residential mortgage loans	419	-	419
Home equity lines of credit	28	-	28
Total	$21,709	$9,741	$31,450

	December 31, 2025
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$2,530	$-	$2,530
Commercial, financial & agricultural	-	4,404	4,404
Non-owner-occupied commercial real estate	9,029	-	9,029
Owner-occupied commercial real estate	4,049	-	4,049
Residential mortgage loans	616	-	616
Home equity lines of credit	-	-	-
Total	$16,224	$4,404	$20,628
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
The following tables present the amortized cost at June 30, 2026 and 2025 of loans that were modified during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$6,632	$-	$-	$-	$-	$6,632	1.16%
Commercial, financial & agricultural	6,458	1,666	-	-	-	8,124	0.45%
Non-owner occupied CRE	15,064	-	-	6,369	-	21,433	0.66%
Owner occupied CRE	8,907	316	-	-	-	9,223	0.58%
Total commercial real estate	23,971	316	-	6,369	-	30,656	0.63%
Residential mortgage loans	1,600	-	1,022	-	-	2,622	0.08%
Home equity lines of credit	398	-	-	-	-	398	0.09%
Total residential loans	1,998	-	1,022	-	-	3,020	0.08%
All other consumer	-	-	180	-	-	180	0.03%
Total	$39,059	$1,982	$1,202	$6,369	$-	$48,612	0.42%

	Three Months Ended June 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$-	$-	$-	$-	$-	$-	-%
Commercial, financial & agricultural	945	148	3,216	-	-	4,309	0.24%
Non-owner occupied CRE	189	-	-	-	-	189	0.02%
Owner occupied CRE	617	423	-	-	-	1,040	0.07%
Total commercial real estate	806	423	-	-	-	1,229	0.03%
Residential mortgage loans	1,185	439	530	-	-	2,154	0.07%
Home equity lines of credit	90	-	-	-	-	90	0.02%
Total residential loans	1,275	439	530	-	-	2,244	0.07%
All other consumer	396	-	149	-	-	545	0.07%
Total	$3,422	$1,010	$3,895	$-	$-	$8,327	0.07%

	Six Months Ended June 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$6,632	$-	$-	$-	$-	$6,632	1.16%
Commercial, financial & agricultural	6,970	1,666	-	-	-	8,636	0.48%
Non-owner occupied CRE	22,149	885	-	6,369	-	29,403	0.90%
Owner occupied CRE	9,394	538	-	-	-	9,932	0.62%
Total commercial real estate	31,543	1,423	-	6,369	-	39,335	0.81%
Residential mortgage loans	4,024	-	1,522	-	257	5,803	0.17%
Home equity lines of credit	398	-	-	-	-	398	0.09%
Total residential loans	4,422	-	1,522	-	257	6,201	0.16%
All other consumer	29	-	322	-	-	351	0.06%
Total	$49,596	3,089	1,844	6,369	257	61,155	0.52%

	Six Months Ended June 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$119	$-	$-	$-	$-	$119	0.02%
Commercial, financial & agricultural	1,054	148	3,222	184	-	4,608	0.26%
Non-owner occupied CRE	9,241	-	-	-	-	9,241	0.40%
Owner occupied CRE	2,222	423	-	1,720	-	4,365	0.27%
Total commercial real estate	11,463	423	-	1,720	-	13,606	0.28%
Residential mortgage loans	2,372	714	1,772	50	-	4,908	0.17%
Home equity lines of credit	90	-	-	-	-	90	0.02%
Total residential loans	2,462	714	1,772	50	-	4,998	0.15%
All other consumer	653	-	232	-	-	885	0.12%
Total	$15,751	1,285	5,226	1,954	-	24,216	0.21%
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

The following tables summarize the financial impact of loan modifications and payment deferrals during the year ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-		2	-%
Commercial, financial & agricultural	-	26	6	-
Non-owner-occupied commercial real estate	13	113	4	-
Owner-occupied commercial real estate	-	29	11	-
Residential real estate	-		25	6.22%
Home equity lines of credit	-		12	-
All other consumer	-		2	7.83%
Total	$13

	Six Months Ended June 30, 2025
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-			-%
Commercial, financial & agricultural	-		24	7.67%
Non-owner-occupied commercial real estate	-		24	-
Owner-occupied commercial real estate	4	39		-
Residential real estate	4	4	36	6.81%
Home equity lines of credit	-			-
All other consumer	-		4	7.20%
Total	$8
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the six months ended June 30, 2026 and 2025 and were modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal.

	Six Months Ended June 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$117	$-	$-	$-	$-	$117	0.02%
Commercial, financial & agricultural	6	-	-	-	-	6	0.00%
Non-owner-occupied CRE	1,453	-	-	-	6,069	7,522	0.23%
Owner occupied CRE	-	827	-	-	-	827	0.05%
Total commercial real estate	1,453	827	-	-	6,069	8,349	0.17%
Residential mortgage loans	64	-	-	-	-	64	0.00%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	64					64	0.00%
All other consumer	54	-	107	-	-	162	0.03%
Total	$1,695	$827	$107	$-	$6,069	$8,698	0.07%

	Six Months Ended June 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$1,877	$-	$-	$-	$-	$1,877	0.24%
Commercial, financial & agricultural	70	-	187	-	-	257	0.01%
Non-owner occupied CRE	3,598	438	-	5,663	-	9,699	0.42%
Owner occupied CRE	761	-	-	-	-	761	0.05%
Total commercial real estate	4,359	438	-	5,663	-	10,460	0.22%
Residential mortgage loans	1,182	-	-	-	-	1,182	0.04%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	1,182					1,182	0.04%
All other consumer	280	-	154	-	-	434	0.06%
Total	$7,768	$438	$341	$5,663	$-	$14,210	0.13%

The following tables include the end of period balances by past due status and non-accrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment as of June 30, 2026 and 2025.

	June 30, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total
	(dollars in thousands)
Construction and development	$7,356	$-	$-	$191	$7,547
Commercial, financial & agricultural	929	501	-	7,967	9,397
Non-owner-occupied commercial real estate	20,931	1,386	-	13,154	35,471
Owner-occupied commercial real estate	12,079	-	-	940	13,019
Total commercial real estate	33,010	1,386	-	14,094	48,490
Residential mortgage loans	3,266	144	-	5,172	8,582
Home equity lines of credit	398	-	-	-	398
Total residential loans	3,664	144	-	5,172	8,980
All other consumer	466	48	-	115	629
Total	$45,425	$2,079	$-	$27,539	$75,043

	June 30, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total
	(dollars in thousands)
Construction and development	$534	$119	$-	$1,735	$2,388
Commercial, financial & agricultural	10,749	-	-	187	10,936
Non-owner-occupied commercial real estate	10,544	-	-	11,221	21,765
Owner-occupied commercial real estate	7,273	-	-	1,609	8,882
Total commercial real estate	17,817	-	-	12,830	30,647
Residential mortgage loans	4,041	-	-	5,821	9,862
Home equity lines of credit	-	-	-	-	-
Total residential loans	4,041	-	-	5,821	9,862
All other consumer	2,508	196	81	154	2,939
Total	$35,649	$315	$81	$20,727	$56,772
The Company had commitments of $1.4 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans.

(4)Mortgage Banking Activities
The Company originates mortgage loans and sells those loans to the FHLMC, FNMA, GNMA, and private investors. Typically, these loans are sold with servicing retained by the Bank. Loans sold with servicing retained for the six months ended June 30, 2026 and 2025 aggregated $267.3 million and $173.7 million, respectively. Loans serviced for investors aggregated $4.6 billion and $4.6 billion at June 30, 2026 and June 30, 2025, respectively.
Included in mortgage banking revenues in the accompanying consolidated statements of income for June 30, 2026 and 2025 are the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
	(dollars in thousands)
Gains on sale of mortgage loans	$6,826	$7,730	$-	$13,109	$13,260
Fees on real estate loans sold	607	517	-	1,149	906
Gains on interest rate lock commitments (IRLC) and associated hedging	365	10	-	234	(85)
Servicing fees	2,817	2,882	-	5,659	5,785
Mortgage banking revenues, net	$10,615	$11,139	$-	$20,151	$19,866
The following assumptions were used in determining the fair value of the capitalized mortgage servicing rights:

	Six Months Ended June 30,
	2026	2025
Discount rate	9.16%	9.16%
Prepayment speed	6.70%	6.40%
Delinquency rate	1.00%	0.91%
A summary of the mortgage servicing rights is as follows:

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$29,391	$30,423
Capitalized mortgage servicing rights	3,708	2,051
Amortization	(3,125)	(2,918)
Change in valuation allowance	-	-
Balance at end of period	$29,974	$29,556
Amortization is recorded as other noninterest expense. The valuation allowance at each of June 30, 2026 and December 31, 2025 was $0.
(5)Goodwill and Intangible Assets
Goodwill and core deposit intangible assets are summarized in the following table:

	June 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
	(dollars in thousands)\
Amortizable intangible assets:
Core deposit intangible assets	$20,498	$(19,768)	$730	$20,498	$(18,304)	$2,194
Trust customer intangible asset	6,100	(5,011)	1,088	6,100	(4,866)	1,233
Total amortizable intangible assets	$26,598	$(24,779)	$1,818	$26,598	$(23,170)	$3,427
Goodwill:
Commercial Banking segment	$210,331	$-	$210,331	$210,331	$-	$210,331
Consumer Banking segment	126,095	-	126,095	126,095	-	126,095
Wealth segment	11,811	-	11,811	11,811	-	11,811
Total goodwill	$348,237	$-	$348,237	$348,237	$-	$348,237

(6)Customer Repurchase Agreements
Customer repurchase agreements are short-term borrowings that generally have one day maturities.
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	June 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$38,206	$-	$-	$38,206
Government-sponsored enterprise obligations	2,324	-	-	2,324
Mortgage-backed securities	793,836	-	-	793,836
Total repurchase agreements, gross amount recognized	$834,366	$-	$-	$834,366

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$29,667	$-	$-	$29,667
Government-sponsored enterprise obligations	9,181	-	-	9,181
Mortgage-backed securities	906,962	-	-	906,962
Total repurchase agreements, gross amount recognized	$945,811	$-	$-	$945,811
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
The following represents a summary of changes in the Company's nonvested restricted stock shares as of June 30, 2026.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	602,300	$13.31
Granted	245,953	24.56
Vested	(171,600)	13.28
Forfeited	(5,239)	14.34
Nonvested at June 30, 2026	671,414	$17.43
The total stock-based compensation expense recognized for restricted stock awards and restricted stock units was $1.5 million and $0.7 million in the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $1.6 million in the six months ended June 30, 2026 and 2025, respectively. This expense is calculated on the graded-vesting method and is included in salaries and employee benefits.
Additionally, the Company adopted an employee stock purchase program in May 2026 (the "2026 ESPP") that allows eligible employees to purchase shares of the Company's Class A common stock at periodic intervals using accumulated payroll deductions. As of June 30, 2026, there were 1,200,000 shares authorized under the 2026 ESPP. As of June 30, 2026, the first offering under the 2026 ESPP had not commenced.

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
The income per share attributable to common stock for the three and six months ended June 30, 2026 and June 30, 2025 is shown in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except in per share data)
Basic income per share:
Net income attributable to Central Bancompany, Inc.	$113,773	$91,365	$224,860	$186,163
Less: Dividends declared on forfeitable nonvested restricted stock	81	518	153	545
Net income allocated to common stock	$113,692	$90,847	$224,707	$185,618
Weighted average common shares outstanding	239,264	220,059	239,787	220,004
Basic income per common share	$0.48	$0.41	$0.94	$0.84
Diluted income per common share:
Net income attributable to Central Bancompany, Inc.	$113,773	$91,365	$224,860	$186,163
Less: Dividends declared on forfeitable nonvested restricted stock	81	518	153	545
Net income allocated to common stock	$113,692	$90,847	$224,707	$185,618
Weighted average diluted common shares outstanding	239,679	220,059	240,187	220,004
Diluted income per common share:	$0.47	$0.41	$0.94	$0.84
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

Such commitments and conditional obligations were as follows as of the dates presented.

	Contractual Amount
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Off Balance Sheet Commitments
Loan Commitments	$3,042,983	$2,952,732
Standby Letters of Credit	83,388	80,060
Commercial Letters of Credit	2,019	2,703
Credit Derivatives	39,817	19,224
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

Instruments Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis (including items that are required to be measured at fair value) at June 30, 2026 and December 31, 2025. There were no transfers among levels during the first six months ended June 30, 2026 or the year ended December 31, 2025.

	Fair Value June 30, 2026	Fair value measurements at report date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$27,751	$-	$27,751	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,997,928	1,201,915	5,796,013	-
Obligations of states and political subdivisions	14,312	-	14,312	-
Other securities	4,410	1,106	3,304	-
Equity investments	53,898	2,833	39,477	11,588
Derivatives	7,122	-	7,122	-
Total assets	$7,105,422	$1,205,855	$5,887,979	$11,588

Liabilities:
Derivatives	$5,958	$-	$5,958	$-
Total liabilities	$5,958	$-	$5,958	$-

		Fair value measurements at report date using
	Fair Value December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$54,119	$-	$54,119	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,349,320	928,287	5,421,033	-
Obligations of states and political subdivisions	16,644	-	16,644	-
Other securities	6,499	1,018	5,481	-
Equity investments	48,200	-	36,690	11,510
Derivatives	7,969	-	7,969	-
Total assets	$6,482,752	$929,305	$5,541,937	$11,510

Liabilities:
Derivatives	$7,021	$-	$7,021	$-
Total liabilities	$7,021	$-	$7,021	$-

The following table provides the assets measured at fair value on a nonrecurring basis during the first six months of 2026 and 2025, and still held as of June 30, 2026 and 2025.

		Fair value measurements at report date using
	Fair Value June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$31,450	$-	$-	$31,450
Mortgage servicing rights	63,405	-	-	63,405
Total assets	$94,855	$-	$-	$94,855

		Fair value measurements at report date using
	Fair Value June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$23,560	$-	$-	$23,560
Mortgage servicing rights	61,299	-	-	61,299
Total assets	$84,859	$-	$-	$84,859
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
The estimated fair values of the Company's financial assets and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and due from banks	$244,257	$244,257	$-	$-
Short-term interest-bearing deposits	524,595	524,595	-	-
Interest-bearing deposits	450	450	-	-
Investment securities
Available for sale	7,016,650	1,203,022	5,813,628	-
Held to maturity	1,526	-	1,542	-
Equity	53,898	2,833	39,477	11,588
Net loans held for investment	11,523,199	-	-	11,491,904
Loans held for sale	27,751	-	27,751	-
Derivatives	7,122	-	7,122	-
Total assets	$19,399,448	$1,975,157	$5,889,520	$11,503,492

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets
Cash and due from banks	$258,588	$258,588	$-	$-
Short-term interest-bearing deposits	1,805,555	1,805,555	-	-
Interest-bearing deposits	1,039	-	-	1,039
Investment securities
Available for sale	6,372,463	929,305	5,443,158	-
Held to maturity	1,689	-	1,023	677
Equity	48,200	-	36,690	11,510
Net loans held for investment	11,284,931	-	-	11,285,348
Loans held for sale	54,119	-	54,119	-
Derivatives	7,969	-	7,969	-
Total assets	$19,834,553	$2,993,448	$5,542,959	$11,298,574
The estimated fair values of the Company's financial liabilities and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$913,127	$913,127	$-	$-
Accrued interest payable	8,214	8,214	-	-
Derivatives	5,958	-	5,958	-

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,011,851	$1,011,851	$-	$-
Accrued interest payable	9,306	9,306	-	-
Derivatives	7,021	-	7,021	-
(11) Business Segment Reporting
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
The Consumer Banking operating segment consists of various consumer loan and deposit products offered primarily through its 159 full-service branches. This segment also includes residential mortgage, installment lending and other consumer loan financing options, along with debit and credit card loan and fee businesses.
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

Segment Financial Information
The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals.

	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands)
Three Months Ended June 30, 2026
Net interest income	$84,330	$112,984	$(34)	$15,504	$212,784
Provision for (recovery of) credit losses	2,826	717	-	(8)	3,535
Net interest income after provision for credit losses	81,504	112,267	(34)	15,512	209,249
Noninterest income	32,900	11,536	22,107	3,012	69,555
Noninterest expense	63,829	41,032	14,089	12,404	131,354
Income before income taxes	50,575	82,771	7,984	6,120	147,450
Income taxes	12,106	19,159	1,919	493	33,677
Net income	$38,469	$63,612	$6,065	$5,627	$113,773

Assets under advice	$-	$-	$17,273,398	$-	$17,273,398

Three Months Ended June 30, 2025
Net interest income	$78,867	$107,830	$(23)	$8,383	$195,057
Provision for (recovery of) credit losses	(1,755)	411	(1)	1,338	(7)
Net interest income after provision for credit losses	80,622	107,419	(22)	7,045	195,064
Noninterest income	18,534	10,843	18,418	2,270	50,065
Noninterest expense	61,698	38,757	12,691	13,624	126,770
Income before income taxes	37,458	79,505	5,705	(4,309)	118,359
Income taxes	8,972	18,439	1,374	(1,791)	26,994
Net income	$28,486	$61,066	$4,331	$(2,518)	$91,365

Assets under advice	$-	$-	$14,245,820	$-	$14,245,820

	Consumer	Commercial	Wealth Management	Corp / Other	Total
	Dollars in thousands
Six Months Ended June 30, 2026
Net interest income	$165,601	$226,027	$(49)	$29,822	$421,401
Provision for credit losses	5,019	1,649	-	13	6,681
Net interest income after provision for credit losses	160,582	224,378	(49)	29,809	414,720
Noninterest income	64,933	22,268	43,441	4,001	134,643
Noninterest expense	126,823	80,655	27,534	22,959	257,971
Income before income taxes	98,692	165,991	15,858	10,851	291,392
Income taxes	23,635	38,433	3,813	651	66,532
Net income	$75,057	$127,558	$12,045	$10,200	$224,860

Assets under advice	$-	$-	$17,273,398	$-	$17,273,398

Six Months Ended June 30, 2025
Net interest income	$154,048	$214,120	$(43)	$16,205	$384,330
Provision for (recovery of ) credit losses	130	1,442	(4)	1,345	2,913
Net interest income after provision for credit losses	153,918	212,678	(39)	14,860	381,417
Noninterest income	47,028	21,220	36,837	3,769	108,854
Noninterest expense	121,604	78,127	25,220	24,080	249,031
Income before income taxes	79,342	155,771	11,578	(5,451)	241,240
Income taxes	18,998	36,052	2,780	(2,753)	55,077
Net income	$60,344	$119,719	$8,798	$(2,698)	$186,163

Assets under advice	$-	$-	$14,245,820	$-	$14,245,820

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

(12) Employee Benefit Plans
The amount of net pension cost is shown in the table below for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Service Cost	$-	$-	$-	$-
Interest Cost	1,388	1,382	2,776	2,764
Expected Return on Assets	(1,631)	(1,592)	(3,262)	(3,183)
Net Amortization	-	-	-	-
Net periodic pension cost	$(243)	$(210)	$(486)	$(419)
All benefits accrued under the Company’s defined benefit pension plan have been frozen since December 31, 2018. During the first six months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the SERP), which carries no segregated assets.
During the second quarter of 2026, the Company continued the termination process for its defined benefit pension plan, which began in the first quarter of 2026. Benefit elections are expected to be completed by the end of August 2026. The Company expects to satisfy the plan's obligations through a combination of lump-sum distributions to eligible participants and the purchase of group annuity contracts from a third-party insurer, both expected in the fourth quarter of 2026.
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
The Company is continuing to evaluate the financial impact of the plan termination, and no settlement gains or other termination‑related impacts have been recognized in the accompanying consolidated financial statements for the quarter ended June 30, 2026. The Company does not expect the termination to have a material adverse impact on its liquidity, capital, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For additional information, see Part1, Item2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” in this Quarterly Report on Form 10‑Q.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the second quarter of 2026.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	18,880	$24.75	18,880	$18,389,778
May 1 - May 30, 2026	103,145	26.80	103,145	15,625,036
June 1 - June 30, 2026	157,834	27.63	157,834	11,263,729
Total	279,859	$27.13	279,859
On February 4, 2026, the Board of Directors approved the 2026 Repurchase Program, authorizing the repurchase of up to $50.0 million of the Company's Class A common stock. The 2026 Repurchase Program replaced and superseded the Company's prior share repurchase authorization. On August 3, 2026, the Board of Directors terminated the 2026 Repurchase Program and approved the Second Repurchase Plan, authorizing the repurchase of up to $100.0 million of the Company's Class A common stock.
The Company has not made any repurchases during the quarter other than through the 2026 Repurchase Plan. All share purchases pursuant to the 2026 Repurchase Plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for certain purchases if the Company satisfies the manner, timing, price and volume conditions of the rule when purchasing its own shares of common stock.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of the officers or directors of the Company have adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1" trading arrangement.

Item 6. Exhibits
(a)Exhibits: See the Exhibit Index immediately preceding the signature pages hereto, which is incorporated by reference as if fully set forth herein.
EXHIBIT INDEX

Number	Description

10.1	Central Bancompany, Inc. 2026 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document - the instance document does not appear in the interactive data file because the XBRL tags are embedded within the Inline XBRL document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Furnished herewith, not filed

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL BANCOMPANY, INC.

Date:	August 14, 2026	By:	/s/ James K. Ciroli
Name: James K. Ciroli
Title: Chief Financial Officer (Principal Financial Officer and Authorized Officer)