Form 10-Q
period 2026-09-30
Central Bancompany, Inc.
filed 2026-11-13
CIK 2065601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 239,382,261 outstanding shares of Class A common stock, par value $0.01 per share, and no outstanding shares of Class B common stock, par value $0.01 per share, as of November 12, 2026.

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

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
•CRA - Community Reinvestment Act
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
•the ability to obtain cost savings and control incremental noninterest expense;
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

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion included in Part II, Item 8 on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption "Cautionary Note Regarding Forward-Looking Statements" included in this Quarterly Report on Form 10-Q. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption "Part I, Item 1A — Risk Factors" included in Form 10-K for the year ended December 31, 2025 for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Overview
We are a bank holding company headquartered in Jefferson City, Missouri. Through our full-service community banking subsidiary, The Central Trust Bank, we provide a comprehensive suite of consumer, commercial and wealth management products and services to our communities primarily in Missouri, Kansas, Oklahoma and Colorado. As of September 30, 2026, we operate 159 full-service branch locations.
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
We operate our business through three operating segments: Consumer Banking, Commercial Banking and Wealth Management. Consumer Banking provides a full set of deposit products, state-of-the-art digital banking solutions, a range of consumer lending solutions, including home equity lines of credit, and a credit card portfolio. Commercial Banking provides full-service relationship banking solutions to businesses, agencies and community organizations. Wealth Management provides a full range of “fee-only” wealth management solutions, including investment management, fiduciary services, financial, estate, and tax planning services to individuals, businesses, and foundations.
Results of Operations
The third quarter and first nine months of 2026 were characterized by moderate economic growth, with GDP expanding at approximately 2.2% and unemployment remaining stable near 4.2%, supported by continued strength across the Company's Midwest markets.
Rising intermediate and longer term market interest rates during the third quarter of 2026 created valuation pressure on fixed-rate securities and contributed to a higher-rate operating environment. Although inflationary pressures, elevated energy costs, and geopolitical uncertainty persisted, economic activity remained resilient, and credit quality across the Company's loan portfolio remained stable with no material adverse impact on credit performance. Against this backdrop, the Company delivered strong third quarter results, with net income of $116.2 million, a 19.7% increase over the prior-year quarter, reflecting continued net interest margin expansion to 4.48%, disciplined expense management evidenced by an efficiency ratio of 45.9%, and broad-based growth across all three business segments.

The following table presents selected financials from our income statement and performance ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Income Statement Data:
Net interest income	$218,856	$198,872	$640,257	$583,201
Net interest income (FTE) (non-GAAP)[1,2]	220,475	200,308	645,259	587,761
Provision for credit losses	4,038	3,382	10,719	6,295
Noninterest income	66,800	57,070	201,442	165,925
Adjusted noninterest income (non-GAAP)[1]	66,571	63,990	200,597	186,348
Noninterest expense	130,979	126,945	388,949	375,977
Income tax expense	34,397	28,516	100,929	83,593
Net income	116,242	97,098	341,102	283,261
Adjusted net income (non-GAAP)[1]	116,067	102,369	340,458	295,011
Earnings per Common Share
Earnings per share - diluted	$0.48	$0.44	$1.42	$1.28
Adjusted earnings per share - diluted (non-GAAP)[1]	$0.48	$0.47	$1.42	$1.34
Performance Ratios:
Net interest margin	4.48%	4.36%	4.40%	4.27%
Net interest margin (FTE) (non-GAAP)[1,2]	4.51%	4.39%	4.43%	4.31%
Return on average total assets	2.27%	2.02%	2.24%	1.97%
Return on average common equity	11.9%	11.9%	11.8%	11.8%
Return on average tangible common equity (non-GAAP)[1]	13.1%	13.4%	13.1%	13.4%
Fee income ratio	23.4%	22.3%	23.9%	22.1%
Efficiency ratio	45.9%	49.6%	46.2%	50.2%
Efficiency ratio (FTE) (non-GAAP)[1,2]	45.4%	47.7%	45.7%	48.3%
Effective tax rate	22.8%	22.7%	22.8%	22.8%
Key highlights for the three months ended September 30, 2026:
•Net income of $116.2 million, or $0.48 per fully diluted share, compared to $97.1 million and $0.44 for the three months ended September 30, 2025.
•Adjusted net income (non-GAAP)1 of $116.1 million, or $0.48 per fully diluted share, compared to $102.4 million and $0.47 for the three months ended September 30, 2025.
•ROAA of 2.27% compared to 2.02% in the prior year quarter.
•Efficiency ratio of 45.9%; Efficiency ratio (FTE)1, 2 of 45.4%, compared to 49.6% and 47.7% respectively, in the prior year quarter.

Key highlights for the nine months ended September 30, 2026:
•Net income of $341.1 million, or $1.42 per fully diluted share, compared to $283.3 million and $1.28 for the nine months ended September 30, 2025.
•Adjusted net income (non-GAAP)1 of $340.5 million, or $1.42 per fully diluted share, compared to $295.0 million and $1.34 for the nine months ended September 30, 2025.
•ROAA of 2.24% compared to 1.97% in the prior year.
•Efficiency ratio of 46.2%; Efficiency ratio (FTE)1, 2 of 45.7%, compared to 50.2% and 48.3% respectively, in the prior year.

1 These are non-GAAP financial measures we believe are helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”
2 Fully-tax equivalent basis.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average balances, average yields and costs (on an annualized basis for interim periods), and changes in net interest income on an FTE basis. Average balances are daily average balances and include nonaccrual loans. The table below includes the effect of deferred fees and expenses, discounts and premiums, as well as purchase accounting adjustments that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest (FTE)[1]	Yield / Cost	Average Balance	Interest (FTE)[1]	Yield / Cost
	(dollars in thousands)
Interest earning assets:
Interest-bearing cash and bank deposits [1]	$667,705	$6,601	3.92%	$630,929	$7,374	4.64%
Investment securities [1]	7,023,071	76,561	4.32%	6,087,403	62,787	4.09%
Gross loans [1,2]	11,695,446	185,563	6.29%	11,374,428	180,050	6.28%
Total interest-earning assets	19,386,222	268,725	5.50%	18,092,760	250,211	5.49%
Allowance for credit losses	(150,296)			(149,072)
Noninterest-earning assets	1,115,268			1,140,749
Total assets	$20,351,194			$19,084,437
Interest bearing liabilities:
Savings & interest-bearing deposits	$8,294,977	$32,492	1.55%	$7,788,117	$30,597	1.56%
Time deposits	1,520,090	10,498	2.74%	1,709,401	13,469	3.13%
Federal funds purchased and customer repurchase agreements	944,435	5,260	2.21%	957,951	5,837	2.42%
Total interest-bearing liabilities	10,759,502	48,250	1.78%	10,455,470	49,903	1.89%
Noninterest-bearing deposits	5,561,447			5,237,939
Other noninterest-bearing liabilities	141,354			152,491
Stockholders' equity	3,888,891			3,238,538
Total liabilities and stockholders' equity	$20,351,194			$19,084,437
Net FTE interest income (non-GAAP)		220,475	4.51%		200,308	4.39%
Less: Tax equivalent adjustment		1,619			1,436
Net interest income and net interest margin		$218,856	4.48%		$198,872	4.36%
Cost of deposits, including noninterest bearing demand deposits			1.11%			1.19%
Cost of funds, including noninterest bearing demand deposits			1.17%			1.26%

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest (FTE) (1)	Yield / Cost	Average Balance	Interest (FTE) (1)	Yield / Cost
	(dollars in thousands)
Interest earning assets:
Interest-bearing cash and bank deposits [1]	$984,373	$28,520	3.87%	$855,455	$29,743	4.65%
Investment securities [1]	6,875,176	219,037	4.26%	5,912,042	173,990	3.93%
Gross loans [1,2]	11,599,082	543,029	6.26%	11,480,779	535,490	6.24%
Total interest-earning assets	19,458,631	790,586	5.43%	18,248,276	739,223	5.42%
Allowance for credit losses	(149,913)			(151,866)
Noninterest-earning assets	1,090,230			1,080,248
Total assets	$20,398,948			$19,176,658
Interest bearing liabilities:
Savings & interest-bearing deposits	8,318,101	95,627	1.54%	7,925,388	92,121	1.55%
Time deposits	1,574,523	32,963	2.80%	1,696,202	39,945	3.15%
Federal funds purchased and customer repurchase agreements	1,007,351	16,737	2.22%	1,017,139	19,396	2.55%
FHLB advances and other borrowings	-	-	—%	-	-	—%
Total interest-bearing liabilities	$10,899,975	$145,327	1.78%	$10,638,729	$151,462	1.90%
Noninterest-bearing deposits	5,525,577			5,179,927
Other noninterest-bearing liabilities	117,885			153,088
Stockholders' equity	3,855,511			3,204,914
Total liabilities and stockholders' equity	$20,398,948			$19,176,658
Net FTE interest income (non-GAAP)		645,259	4.43%		587,761	4.31%
Less: Tax equivalent adjustment		5,002			4,560
Net interest income and net interest margin		$640,257	4.40%		$583,201	4.27%
Cost of deposits, including noninterest bearing demand deposits			1.12%			1.19%
Cost of funds, including noninterest bearing demand deposits			1.18%			1.28%
__________________
1Interest income and yields are reported on an FTE basis, using a blended federal and state effective marginal tax rate of 23.84% for all periods. The tax-equivalent interest income and yields give effect to the tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.
2Loan balances include mortgage loans held for sale and nonaccrual loans of $61.2 million and $49.5 million as of September 30, 2026 and 2025, respectively.

Net interest income increased for both the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, primarily due to growth in average earning assets and expansion of the net interest margin. Average earning assets increased 7.1% and 6.6% for the three and nine month periods, respectively, reflecting growth in deposits, retained earnings, and capital generated through our initial public offering.
For the three months ended September 30, 2026, net interest income increased $20.0 million, or 10.0%, to $218.9 million. On an FTE basis, net interest income (non-GAAP) increased 10.1% to $220.5 million. Net interest margin increased 12 bps to 4.48%, while net interest margin (FTE) (non-GAAP) increased 12 bps to 4.51%.
For the nine months ended September 30, 2026, net interest income increased $57.1 million, or 9.8%, to $640.3 million. On an FTE basis, net interest income (non-GAAP) increased 9.8% to $645.3 million. Net interest margin increased 13 bps to 4.40%, while net interest margin (FTE) (non-GAAP) increased 13 bps to 4.43%.
Total interest income increased for both periods, driven by earning asset growth, continued repricing of loans and securities, and the deployment of excess liquidity into higher yielding securities. Although short-term interest rates declined following rate cuts in the second half of 2025, approximately 39% of our loan portfolio consists of fixed-rate loans that do not reprice for more than two years, which tempered the effect of lower short-term rates on interest income. Total interest income increased 7.4% to $267.1 million for the quarter and 6.9% to $785.6 million for the nine month period. On an FTE basis (non-GAAP), total interest income increased 7.4% to $268.7 million and 6.9% to $790.6 million, respectively.
Interest expense decreased in both periods, primarily reflecting lower rates on time deposits, federal funds purchased, and customer repurchase agreements following rate cuts that occurred in the second half of 2025. This decline was partially offset by growth in savings and interest-bearing deposits. Interest expense declined $1.7 million, or 3.3%, for the quarter and $6.1 million, or 4.1%, for the nine month period compared to the corresponding periods in 2025.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$412	$(1,185)	$(773)	$4,128	$(5,351)	$(1,223)
Investment securities	10,052	3,722	13,774	29,898	15,149	45,047
Loans	5,092	421	5,513	5,533	2,006	7,539
Total increase (decrease) in interest income	15,556	2,958	18,514	39,559	11,804	51,363
Increase (decrease) in interest expense:
Savings & interest-bearing deposits	1,986	(91)	1,895	4,524	(1,018)	3,506
Time deposits	(1,405)	(1,566)	(2,971)	(2,741)	(4,241)	(6,982)
Federal funds purchased and customer repurchase agreements	(81)	(496)	(577)	(185)	(2,474)	(2,659)
FHLB advances and other borrowings	-	-	-	-	-	-
Total increase (decrease) in interest expense	500	(2,153)	(1,653)	1,598	(7,733)	(6,135)
Increase (decrease) in net interest income (FTE)	$15,056	$5,111	$20,167	$37,961	$19,537	$57,498
Provision for Credit Losses
The provision for credit losses, including provision for off-balance sheet credit exposures, was $10.7 million for the nine months ended September 30, 2026, compared to $6.3 million for the nine months ended September 30, 2025. The increase was primarily driven by the reserve release of $5.0 million associated with the reclassification of the consumer lease portfolio as held for sale in the prior-year period. For the three months ended September 30, 2026, the provision was $4.0 million compared to $3.4 million in the prior-year quarter. The increase in provision for credit losses primarily reflected loan growth during the quarter.

Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026	2025	$ Change	% Change		2026	2025	$ Change	% Change
	(dollars in thousands, unless otherwise indicated)
Noninterest income:
Wealth management services	$23,612	$20,239	$3,373	16.7%		$69,099	$58,737	$10,362	17.6%
Payment services revenue	17,803	17,111	692	4.0%		52,426	50,507	1,919	3.8%
Service charges and commissions	15,444	14,955	489	3.3%		44,643	43,077	1,566	3.6%
Mortgage banking revenues, net	8,826	10,297	(1,471)	(14.3)%		28,976	30,163	(1,187)	(3.9%)
Other income	886	1,388	(502)	(36.2)%		5,453	3,864	1,589	41.1%
Adjusted noninterest income (non-GAAP)[1]	66,571	63,990	2,581	4.0%	0	200,597	186,348	14,249	7.6%
Less: Loss on sale of consumer lease portfolio	-	-	-	-		-	(13,612)	13,612	NM
Less: Investment securities gains (losses), net	229	(6,920)	7,149	NM		845	(6,811)	7,656	NM
Total noninterest income	$66,800	$57,070	$9,730	17.0%		$201,442	$165,925	$35,517	21.4%
Assets under advice ($B)	$17.5	$15.4	$2.1	13.8%		$17.5	$15.4	$2.1	13.8%
Payment services transaction volume ($B)	$1.9	$1.8	$0.1	6.4%		$5.5	$5.2	$0.3	5.9%
Payment services transaction count (MM)	36.9	35.7	1.2	3.5%		106.7	102.6	4.1	4.0%
Noninterest income was $66.8 million for the three months ended September 30, 2026, an increase of $9.7 million, or 17.0%, compared to $57.1 million for the same period in 2025. The increase was primarily driven by continued growth in wealth management services, as discussed below, and the loss on sale of securities during the third quarter of 2025. The increase was partially offset by a decline in mortgage banking revenues of $1.5 million for the three months ended September 30, 2026.
For the nine months ended September 30, 2026, noninterest income was $201.4 million, an increase of $35.5 million, or 21.4%, compared to $165.9 million for the same period in 2025. The increase reflected growth in wealth management services, driven by continued strong growth in assets under advice. The increase was also due in part to the loss on sale of securities during the first nine months of 2025 of $6.8 million. Additionally, the prior-year period was impacted by the $13.6 million consumer lease portfolio loss.
Wealth management services. Wealth management services consists of brokerage services and fiduciary service fees earned from trust asset management and investment advisory services. For the three months ended September 30, 2026, wealth management services increased $3.4 million, or 16.7%, to $23.6 million compared to the same period in 2025. For the nine months ended September 30, 2026, wealth management services increased $10.4 million, or 17.6%, to $69.1 million compared to the same period in 2025. The increases were primarily driven by higher assets under advice resulting from market appreciation during both the quarterly and year-to-date periods. Assets under advice grew $2.1 billion from September 2025, or 13.8%, to $17.5 billion at September 30, 2026.
Mortgage banking revenues, net. Mortgage banking revenues decreased $1.5 million, or 14.3%, to $8.8 million for the three months ended September 30, 2026, compared to the prior-year quarter, primarily due to lower gains on sale of mortgage loans resulting from higher interest rates that moderated origination volumes. For the nine months ended September 30, 2026, mortgage banking revenues decreased $1.2 million, or 3.9%, to $29.0 million from $30.2 million in the prior-year period, reflecting similar trends. Mortgage servicing fees remained stable year over year.
Other income. Other income includes bank owned life insurance income, check commission, gain on sale of assets, and other miscellaneous income items. Other income was $0.9 million and $5.5 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, other income was $1.4 million and $3.9 million, respectively.

1 These are non-GAAP financial measures we believe are helpful in interpreting our financial results. For more information on non-GAAP measures and for a reconciliation to the most directly comparable GAAP financial measure, see “—Non-GAAP Financial Measures Reconciliations.”

Noninterest Expense
The following table presents the major components of our noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$80,006	$75,298	$4,708	6.3%	$236,080	$221,281	$14,799	6.7%
Net occupancy and equipment	12,488	12,748	(260)	(2.0%)	37,046	36,259	787	2.2%
Computer software and maintenance	5,692	6,032	(340)	(5.6%)	17,159	17,316	(157)	(0.9%)
Marketing and business development	4,937	4,818	119	2.5%	14,767	15,194	(427)	(2.8%)
Legal and professional fees	5,275	6,125	(850)	(13.9%)	16,909	16,480	429	2.6%
Bankcard processing, rewards and related costs	8,375	8,040	335	4.2%	24,391	23,153	1,238	5.3%
Other expenses	14,206	13,884	322	2.3%	42,597	46,294	(3,697)	(8.0%)
Total noninterest expense	$130,979	$126,945	$4,034	3.2%	$388,949	$375,977	$12,972	3.5%
Full-time equivalent employees	2,921	2,911
Total noninterest expense was $131.0 million for the three months ended September 30, 2026, an increase of $4.0 million, or 3.2%, compared to $126.9 million for the prior year quarter. The increase was primarily due to increases in salaries and employee benefits, partially offset by a reduction in legal and professional fees. For the nine months ended September 30, 2026, total noninterest expense was $388.9 million, an increase of $13.0 million, or 3.5% compared to the same period in 2025. The increase was primarily driven by increases in salaries and employee benefits and bankcard processing, rewards, and related costs, partially offset by a decrease in other expenses.
Salaries and Employee Benefits. Salaries and employee benefits increased $4.7 million, or 6.3%, to $80.0 million when comparing the third quarter of 2026 to the prior year quarter. These expenses were $236.1 million for the first nine months of 2026, an increase of $14.8 million, or 6.7%, compared to $221.3 million for the same period in 2025. For both the three and nine month ended reporting periods, this increase was primarily the result of merit and other salary increases and higher compensation costs associated with elevated performance levels, while staffing levels remained generally consistent with the prior periods.
Legal and Professional Fees. Legal and professional fees decreased $0.9 million, or 13.9%, to $5.3 million for the three months ended September 30, 2026, from $6.1 million for the same period in 2025, primarily due to lower technology consulting costs.
Bankcard Processing, Rewards and Related Costs. Bankcard processing, rewards and related costs increased $1.2 million, or 5.3% for the first nine months of 2026, compared to the same period in 2025, primarily reflecting $0.4 million in credit card rebates received in the first quarter of 2025 that did not recur in 2026, as well as an increase in card transaction volume of 5.9%.
Other Expenses. For the three months ended September 30, 2026, other expenses increased $0.3 million to $14.2 million, compared to the same period in 2025. Other expenses decreased $3.7 million, to $42.6 million for the first nine months of 2026, compared to the same period in 2025. The decrease was primarily due to a $4.9 million higher residual loss for the first nine months of 2025, on the consumer lease portfolio as a result of declining fair market values. This was partially offset by increases in various other expense categories.
Income Taxes
The provision for income taxes varies due to the amount of taxable income, the investments in tax-advantaged securities and loans, tax credits and the rates charged by federal and state authorities where we do business. Income tax expense was $34.4 million for the three months ended September 30, 2026, representing an effective tax rate of 22.8%, compared to $28.5 million and an effective tax rate of 22.7%, for the same period in 2025. For the first nine months of 2026, income tax expense was $100.9 million, compared to $83.6 million for the same period in 2025. Both periods had an effective tax rate of 22.8%. The increase in income tax expense was driven by higher pre-tax income year over year.

Discussion and Analysis of Business Segments
The Company has aligned its operations into the following three reportable segments: Consumer Banking, Commercial Banking and Wealth Management (collectively, the “Business Segments”). The Chief Executive Officer regularly evaluates Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. See "Note 11, Business Segment Reporting," to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Three Months Ended September 30, 2026	(dollars in thousands, unless otherwise indicated)
Net interest income	$85,362	$115,165	$(17)	$200,510	$18,346	$218,856
Provision for credit losses	2,289	1,733	-	4,022	16	4,038
Net interest income after provision for credit losses	83,073	113,432	(17)	196,488	18,330	214,818
Noninterest income	31,463	11,335	22,789	65,587	1,213	66,800
Noninterest expense	63,612	41,646	14,839	120,097	10,882	130,979
Income before income taxes	50,924	83,121	7,933	141,978	8,661	150,639
Income taxes	12,189	19,206	1,905	33,300	1,097	34,397
Net income	$38,735	$63,915	$6,028	$108,678	$7,564	$116,242
Assets under advice ($MM)	$-	$-	$17,537	$17,537	$-	$17,537
Three Months Ended September 30, 2025
Net interest income	$79,634	$109,643	$(17)	$189,260	$9,612	$198,872
Provision for credit losses	1,930	1,599	-	3,529	(147)	3,382
Net interest income after provision for credit losses	77,704	108,044	(17)	185,731	9,759	195,490
Noninterest income	31,876	10,887	19,470	62,233	(5,163)	57,070
Noninterest expense	59,902	40,185	13,228	113,315	13,630	126,945
Income before income taxes	49,678	78,746	6,225	134,649	(9,034)	125,615
Income taxes	11,900	18,218	1,494	31,612	(3,096)	28,516
Net income	$37,778	$60,528	$4,731	$103,037	$(5,939)	$97,098
Assets under advice ($MM)	$-	$-	$15,412	$15,412	$-	$15,412
Increase (decrease) in net income - amount	$957	$3,387	$1,297	$5,641	$13,503	$19,144
Increase (decrease) in net income - percent	2.5%	5.6%	27.4%	5.5%	NM	19.7%

Segment Income Statement	Consumer	Commercial	Wealth Management	Segment Totals	Corp / Other	Total
Nine Months Ended September 30, 2026	(dollars in thousands, unless otherwise indicated)
Net interest income	$250,963	$341,192	$(66)	$592,089	$48,168	$640,257
Provision for credit losses	7,308	3,382	-	10,690	29	10,719
Net interest income after provision for credit losses	243,655	337,810	(66)	581,399	48,139	629,538
Noninterest income	96,396	33,603	66,230	196,229	5,213	201,442
Noninterest expense	190,434	122,300	42,373	355,107	33,842	388,949
Income before income taxes	149,617	249,113	23,791	422,521	19,510	442,031
Income taxes	35,824	57,639	5,718	99,181	1,748	100,929
Net income	$113,793	$191,474	$18,073	$323,340	$17,762	$341,102
Assets under advice ($MM)	$-	$-	$17,537	$17,537	$-	$17,537
Nine Months Ended September 30, 2025 [1]
Net interest income	$233,682	$323,763	$(60)	$557,385	$25,816	$583,201
Provision for credit losses	2,059	3,041	(4)	5,096	1,199	6,295
Net interest income after provision for credit losses	231,623	320,722	(56)	552,289	24,617	576,906
Noninterest income	78,903	32,107	56,308	167,318	(1,393)	165,925
Noninterest expense	181,507	118,312	38,448	338,267	37,710	375,977
Income before income taxes	129,019	234,517	17,804	381,340	(14,486)	366,854
Income taxes	30,898	54,270	4,275	89,443	(5,850)	83,593
Net income	$98,121	$180,247	$13,529	$291,897	$(8,636)	$283,261
Assets under advice ($MM)	$-	$-	$15,412	$15,412	$-	$15,412
Increase (decrease) in net income - amount	$15,672	$11,227	$4,544	$31,443	$26,398	$57,841
Increase (decrease) in net income - percent	16.0%	6.2%	33.6%	10.8%	NM	20.4%
[1] Consumer includes a $13.6 million loss on the sale of the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

Consumer Banking Operating Results 1
Consumer Banking net income increased $1.0 million, or 2.5%, for the third quarter of 2026 and $15.7 million, or 16.0%, for the first nine months of 2026 compared with the corresponding prior-year periods. Net interest income increased 7.2% for the quarter and 7.4% year-to-date, primarily reflecting growth in funds transfer pricing resulting from higher average deposits, favorable earning asset yields, and lower deposit costs. Average deposits increased 2.3% in the quarter and 2.5% year-to-date, while average loans increased 2.8% in the quarter and declined modestly year-to-date as runoff in indirect consumer lending was largely offset by growth in residential mortgage, home equity, and credit card balances.
Provision for credit losses increased to $2.3 million for the third quarter of 2026 from $1.9 million in the third quarter of 2025, primarily reflecting loan growth and changes in portfolio composition. The increase year-to-date primarily reflected reserve building associated with loan growth in 2026 and the impact of a $5.0 million provision release recognized in 2025 related to the reclassification of the consumer lease portfolio to held for sale. Consumer credit quality remained stable during the periods presented.
Noninterest income decreased 1.3% for the quarter, primarily due to lower mortgage banking revenue. Year-to-date, noninterest income increased 22.2%; however, excluding the $13.6 million nonrecurring loss recognized in 2025 on the planned sale of the consumer lease portfolio, noninterest income increased 4.9%, reflecting higher payment services revenue in 2026. Noninterest expense increased 6.2% for the quarter and 4.9% year-to-date, primarily reflecting higher salaries and benefits due to merit increases and performance based compensation, marketing and business development, and other operational overhead cost. For the nine months ended September 30, 2026, revenue growth outpaced expense growth, improving the efficiency ratio to 54.8% from 58.1% for the comparable prior-year period.
Commercial Banking Operating Results
Commercial Banking net income increased $3.4 million, or 5.6%, for the third quarter of 2026 and $11.2 million, or 6.2%, for the first nine months of 2026 compared with the corresponding prior-year periods. Net interest income increased 5.0% for the quarter and 5.4% year-to-date, primarily reflecting growth in average loans and deposits, favorable loan yields, and lower funding costs. Average loans increased 3.0% in the quarter and 1.9% year-to-date, while average deposits increased 6.4% and 5.9%, respectively.
Provision for credit losses increased modestly from both prior year periods, reflecting portfolio growth. Credit quality remained stable despite continued uncertainty related to interest rates and broader economic conditions.
Noninterest income increased 4.1% for the quarter and 4.7% year-to-date, primarily due to higher payment services revenue, and service charges on business accounts. Noninterest expense increased 3.6% for the quarter and 3.4% year-to-date, primarily reflecting higher personnel costs. Total revenue growth exceeded the increase in expenses during both periods, improving the efficiency ratio to 32.6% from 33.2% as of September 30, 2025.
Wealth Management Operating Results
Wealth Management net income increased $1.3 million, or 27.4%, for the third quarter of 2026 and $4.5 million, or 33.6%, for the first nine months of 2026 compared with the corresponding prior-year periods. The increases were primarily attributable to growth in fee based revenue resulting from higher client asset balances and favorable market conditions.
Assets under advice totaled $17.5 billion at September 30, 2026, an increase of 13.8% compared with September 30, 2025, reflecting market appreciation and net client asset inflows. Because a significant portion of revenue is asset-based, results remain influenced by changes in market valuations and investor activity.
Noninterest expense increased 12.2% for the quarter and 10.2% year-to-date, primarily reflecting higher salaries and employee benefits, incentive compensation, and technology and operational support costs associated with business growth. Fee revenue growth exceeded the increase in expenses during both periods, improving the efficiency ratio to 64.0% from 68.4% as of September 30, 2025.
Corp/Other Operating Results
Corporate and Other net income increased to $7.6 million for the third quarter of 2026 and $17.8 million for the first nine months of 2026, compared with a net loss in the corresponding prior-year periods. Results primarily reflect higher earnings on excess capital and the benefits of the Company's asset-sensitive balance sheet position in a period where rates were rising. Noninterest income increased due to investment securities gains recognized in 2026 compared with losses in the prior-year periods, while noninterest expense declined for both periods.
Financial Condition and Risk Management
The following discussion provides an overview of the Company’s financial condition, asset quality, liquidity position, and regulatory capital as of September 30, 2026, with comparisons to the prior year quarter where relevant. This analysis highlights the key drivers of balance sheet changes, evaluates trends in credit performance, and outlines the strength of the Company’s liquidity and capital resources. Together, these measures reflect management’s ongoing focus on prudent risk management, disciplined balance sheet strategy, and maintaining a strong financial foundation to support continued operations and future growth.
As of September 30, 2026:
•Total assets decreased 2.5% to $20.2 billion from $20.8 billion as of December 31, 2025, reflecting a net decline in deposits. This is driven by the expected outflow of seasonal deposits, primarily public funds.
•Total loans held for investment totaled $11.7 billion, an increase of $292.8 million, or 2.6%, compared to $11.4 billion as of December 31, 2025. The increase was primarily due to increases in commercial real estate and residential mortgage loans, partially offset by a decline in other consumer loans.
•Investment securities totaled $6.9 billion, an increase of $503.4 million, or 7.8% compared to $6.4 billion as of December 31, 2025. The increase reflected the strategic deployment of excess liquidity into higher-yielding investment securities as returns on balances maintained at the Federal Reserve declined. The repositioning of lower-yielding securities into higher-yielding investments in the latter half of the prior quarter provided a full third quarter benefit to earnings, generating approximately $1.0 million of incremental net interest income and increasing net interest margin by 2 basis points.
•Total deposits decreased $546.7 million, or 3.4%, to $15.3 billion from $15.9 billion as of December 31, 2025. The decrease was primarily driven by the expected outflow of seasonal deposits, primarily public funds. Noninterest-bearing demand deposits remained relatively stable, comprising 36.9% of total deposits at

September 30, 2026, compared to 35.4% at December 31, 2025, reflecting the continued strength of our core deposit franchise.
•Total stockholders' equity grew by $54.7 million, or 1.4%, from December 31, 2025, reflecting earnings retention partially offset by $43.0 million of share repurchases, including shares acquired to satisfy tax withholding obligations associated with equity compensation plans. During the first nine months of 2026, accumulated other comprehensive loss ("AOCI") increased by approximately $160.5 million to $177.4 million, primarily due to changes in market interest rates and the corresponding impact on the fair value of available-for-sale securities.

The balance sheet trends described above are managed within the Company's enterprise risk management framework, which establishes risk appetite, governance structures, and monitoring processes across credit, market, liquidity, operational, and technology risks. Risk oversight is provided by the Board of Directors and its committees, with management responsible for monitoring and managing exposures within established limits and risk tolerances. These risks are discussed in greater detail in the sections that follow.

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

The following table presents our loan and lease portfolio by category as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	% of total	Amount	% of total	$ Change	% Change
Loans held for investment:	(dollars in thousands)
Construction and development	$517,308	4%	$570,749	5%	$(53,441)	(9.4%)
Commercial, financial & agricultural	1,781,558	15%	1,761,287	15%	20,271	1.2%
Non-owner-occupied commercial real estate	3,340,832	28%	3,150,269	28%	190,563	6.0%
Owner-occupied commercial real estate	1,614,970	14%	1,580,260	14%	34,710	2.2%
Commercial real estate	4,955,802	42%	4,730,529	41%	225,273	4.8%
Total commercial loans	7,254,668	62%	7,062,565	62%	192,103	2.7%
Residential mortgage loans	3,496,137	30%	3,321,101	29%	175,036	5.3%
Home equity lines of credit	456,541	4%	410,845	4%	45,696	11.1%
Consumer credit card	100,482	1%	98,310	1%	2,172	2.2%
Other consumer loans	429,422	4%	551,395	5%	(121,973)	(22.1%)
Total residential and consumer loans	4,482,582	38%	4,381,651	38%	100,931	2.3%
Total unpaid principal balance	11,737,250	100%	11,444,216	100%	293,034	2.6%
Less: Unearned income	(9,810)	-%	(9,611)	-%	(199)	2.1%
Loans held for investment	$11,727,440	100%	$11,434,605	100%	$292,835	2.6%
Loans held for sale	$17,791		$54,119		(36,328)	(67.1%)
Credit quality across the loan portfolio remains benign, reflecting our commitment to conservative underwriting standards. Portfolio‑level metrics across all loan classes continue to align with these established standards, underscoring the stability and resilience of the credit profile. Total loans held for investment increased $292.8 million, or 2.6%, to $11.7 billion as of September 30, 2026. The increase was primarily due to an increase in commercial real estate and residential real estate, partially offset by a decline in the consumer loan portfolio.
Commercial loans totaled $7.3 billion at September 30, 2026, representing an increase of $192.1 million, or 2.7%, compared to December 31, 2025. Growth during the first nine months of 2026 was primarily driven by non-owner occupied commercial real estate, which increased $190.6 million, reflecting continued strong business banking activity across our primary markets. Owner-occupied commercial real estate increased $34.7 million, while construction and development loans were down $53.4 million, or 9.4% from December 31, 2025. The decrease primarily reflects completed projects that converted to permanent financing or were refinanced, combined with a lower volume of new construction commitments from prior periods.
Residential and consumer loans totaled $4.5 billion at September 30, 2026, an increase of $100.9 million, or 2.3%, compared with December 31, 2025. Growth was driven primarily by increases in residential mortgage loans of $175.0 million, or 5.3%, reflecting moderate demand for adjustable-rate mortgage products and residential construction financing activity. While the pace of growth moderated during the third quarter, we continued to report net loan growth during the period despite a difficult environment for mortgage activity. Home equity loans increased $45.7 million, or 11.1%, year-to-date. These increases were partially offset by a $122.0 million decline in other consumer loans, primarily attributable to the continued strategic de-emphasis of certain segments of indirect consumer lending. The change in portfolio composition reflects the Company's strategic focus on expanding residential real estate lending while reducing exposure to selected consumer lending segments. Credit quality within the residential mortgage portfolio remained strong at September 30, 2026, supported by an average loan‑to‑value ratio, calculated based on original property valuation, of 57%, an average debt‑to‑income ratio, calculated at loan origination, of 38.3%, and an average FICO score, measured at loan origination, of 744.

Asset Quality
The following table presents selected financials from our consolidated balance sheet and the asset quality ratios discussed below.

	As of	As of
	September 30, 2026	December 31, 2025
Asset Quality Ratios:
Nonperforming loans / loans held for investment	0.54%	0.40%
Allowance for credit losses / loans held for investment	1.29%	1.31%
Loan modifications / loans held for investment	0.59%	0.53%
Loans are analyzed for risk rating updates as part of the annual credit review process. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenants or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated “Watch,” “Substandard” or “Nonaccrual” under our internal nine-point risk grading system are subject to more frequent review and monitoring processes. In addition to the regular monitoring performed by the market lending personnel and credit committees, loans are subject to review by our internal loan review department, which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.
Net charge-offs
As illustrated in the chart below, net charge-offs remained low relative to average loans and stable from the levels reported in the comparable 2025 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net charge-offs / average loans (annualized)	0.12%	0.12%	0.11%	0.13%

Net charge-offs totaled $9.5 million for the nine months ended September 30, 2026, compared to $11.2 million for the same period in 2025. For the three months ended September 30, 2026, net charge-offs were $3.6 million, compared to $3.5 million in the prior year quarter. Annualized net charge-offs represented 0.12% of average total loans for the quarter, compared to 0.12% in the prior year period. Net charge-off levels remain low, reflecting the continued strength of the Company's credit quality.
Nonperforming Loans and Assets
Our nonperforming assets consist of nonperforming loans and foreclosed assets, if any. Our nonperforming loans consist of loans past due 90 days or more and still accruing and nonaccrual loans. We consider loans past due on the day following the contractual repayment date if the contractual repayment was not received by us as of the end of the business day. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business. Loans are placed on nonaccrual status when (i) deterioration in the financial condition of the borrower exists such that collection of full principal and interest is not expected, or (ii) principal or interest is 90 days or more past due, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on nonaccrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.

The following table presents our nonperforming loans and assets for the dates indicated:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Nonaccrual loans	$61,196	$44,663
Loans past due 90 days or more and still accruing	1,705	1,343
Total nonperforming loans	62,901	46,006
Foreclosed assets held for sale	3,086	5,954
Total nonperforming assets	$65,987	$51,960
Allowance for credit losses to period end loans	1.29%	1.31%
Allowance for credit losses to period end nonperforming loans	239.88%	325.34%
Nonperforming loans to period end loans	0.54%	0.40%
Nonperforming assets to period end assets	0.33%	0.25%
Nonaccrual loans to total loans outstanding at period end	0.52%	0.39%
Allowance for credit losses to nonaccrual loans at period end	246.57%	335.12%

Nonaccrual loans totaled $61.2 million as of September 30, 2026, an increase of $16.5 million, or 37.0%, from $44.7 million at December 31, 2025. The increase was primarily concentrated in the commercial portfolio and reflects the migration of a limited number of borrower relationships to nonaccrual status during the first nine months of 2026. The nonaccrual migration was driven by isolated borrower-specific events and is not considered representative of broader portfolio performance. Higher nonaccrual balances in non-owner-occupied commercial real estate and commercial, financial, and agricultural loans accounted for most of the increase, rising $11.1 million and $3.7 million, respectively. Residential mortgage nonaccrual loans also increased modestly during the period. Nonaccrual residential loans are generally concentrated in special program loans to support CRA requirements within our markets. Despite the increase, nonperforming loans represented only 0.54% of loans held for investment at September 30, 2026, and overall asset quality remained strong.
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

At September 30, 2026, the allowance for credit losses was $150.9 million, or 1.29% of total loans and leases, compared to $149.7 million, or 1.31%, at December 31, 2025. The increase in the allowance primarily reflected continued loan growth and changes in portfolio composition, while overall credit quality metrics remained generally stable. Although nonaccrual loans increased during the quarter, the increase was primarily attributable to a limited number of borrowing relationships. These loans were generally supported by collateral, and management does not believe the migration materially increased expected credit losses. Based on the current portfolio composition and performance of the loan portfolio, prevailing economic conditions, and the continued low level of net charge-offs, management believes the allowance for credit losses remains adequate. The Company continues to closely monitor watch list and substandard-rated credits, particularly within the non-owner-occupied commercial real estate and commercial, financial, and agricultural loan portfolios, and will adjust the allowance as warranted by changes in borrower performance, collateral values, or economic conditions.

The following tables present the allocation of the allowance for credit losses by loan category:

	As of September 30, 2026			As of December 31, 2025
	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category	Allocated Reserves	% of Loan Category to Loans	% of ACL to Loan Category
	(dollars in thousands)
Construction and development	$10,939	4%	2.11%	$14,983	5%	2.63%
Commercial, financial & agricultural	26,897	15%	1.51%	23,474	15%	1.33%
Commercial real estate	37,397	42%	0.75%	34,897	41%	0.74%
Residential real estate	55,732	34%	1.41%	53,883	33%	1.44%
Consumer	19,923	5%	3.76%	22,437	6%	3.45%
Total	$150,888	100%	1.29%	$149,674	100%	1.31%
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
As of September 30, 2026, the amortized cost of our AFS and HTM investment portfolios totaled $7.1 billion, an increase of $724.5 million, or 11.3% versus December 31, 2025. The combined fair value of these portfolios totaled $6.9 billion as of September 30, 2026, an increase of $503.3 million, or 7.9%, from December 31, 2025.
During the second quarter of 2026, the Company repositioned approximately $210 million of available-for-sale securities, recognizing net losses of $7.8 million and increasing portfolio yield and duration. The full-quarter benefit of the repositioning contributed approximately $1.0 million of incremental net interest income and 2 basis points of net interest margin expansion during the third quarter of 2026. Management continues to expect the transaction to recover the recognized losses within approximately two years through higher future interest income.
The portfolio's average tax-equivalent yield was 4.16% at September 30, 2026, an increase of 12 bps compared to December 31, 2025. Gross unrealized gains totaled $1.6 million and $57.2 million at September 30, 2026 and December 31, 2025, respectively, while gross unrealized losses totaled $270.2 million and $104.6 million, respectively. The increase in unrealized losses was driven primarily by higher market interest rates during the first nine months of 2026, which negatively affected the fair value of fixed-rate securities.

As of September 30, 2026, the portfolio’s composition was 37% agency residential mortgage-backed securities (“RMBS”), 42% agency commercial mortgage-backed securities (“CMBS”), and 18% Treasuries, with the balance in the Small Business Administration (“SBA”), municipal, corporate and other securities.
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
As of September 30, 2026, our best estimate of the duration of our $2.5 billion residential mortgage-backed securities portfolio held in available-for-sale was 3.6 years. As of September 30, 2026, management estimates the effective duration extends by 0.5 years assuming an immediate 200 basis point upward shock and contracts by 0.9 years assuming an immediate 200 basis point downward shock. As of the same date, our best estimate of the duration of the total investment portfolio excluding equity securities was 2.8 years. Management estimates the effective duration extends by 0.2 years assuming an immediate 200 basis point upward shock and contracts by 0.3 years assuming an immediate 200 basis point downward shock.
All securities not issued or guaranteed by the U.S. government, its agencies, or sponsored enterprises are subject to a quarterly review to test for impairment. This process is intended to adequately test for a range of credit and loss assumptions and does not rely primarily on credit ratings. This review was performed as of September 30, 2026 and December 31, 2025 and revealed no matters that would warrant impairment and result in an allowance for credit losses. The Company determined that all unrealized losses are primarily attributable to changes in interest rates and current market conditions.
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
The table below presents the estimated impact on net interest income and EVE from immediate parallel changes in interest rates as of September 30, 2026. The Company maintained a modestly asset-sensitive interest rate risk profile at quarter-end, with net interest income and EVE responding positively to rising rate scenarios and negatively to declining rate scenarios. The strategic redeployment of excess Federal Reserve cash balances into intermediate-duration investment securities and the selective portfolio repositioning executed during the second quarter reduced the Company's overall asset sensitivity compared to prior periods.

			As of	September 30, 2026
	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in EVE
	Year 1		Year 2
Change in Rates	Amount	Percent	Amount	Percent	Amount	Percent

-200 bp	$(57,567)	(6.4)%	$(115,679)	(12.1)%	$(428,986)	(6.2)%
-100 bp	(28,428)	(3.2)%	(56,772)	(5.9)%	(176,150)	(2.5)%
+100 bp	27,566	3.1%	55,192	5.8%	115,521	1.7%
+200 bp	54,427	6.1%	109,125	11.4%	179,370	2.6%
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
Liquidity Risk
We have maintained a strong liquidity position throughout the first nine months of 2026, with total readily available liquidity increasing to $6.9 billion at September 30, 2026 from $6.7 billion at December 31, 2025, representing 34% of total assets. We continue to fund our balance sheet primarily through a stable core deposit base, with a loan-to-deposit ratio of 76.7% and no FHLB advances or other wholesale borrowings outstanding at quarter-end. The following discussion addresses liquidity at both the Bank and holding company levels.

Bank Liquidity
The objective of our liquidity management strategy is to maintain sufficient liquidity to fund our operations, support loan growth, and meet present and future financial obligations in a timely manner and at a reasonable cost. Effective liquidity management is fundamental to our financial condition and risk management framework.
Our ALCO, which has been authorized by the Board, oversees liquidity risk management and monitors compliance with our funds management policy, which establishes liquidity objectives, metrics, limits, reporting requirements and our contingency funding plan, including liquidity stress testing. ALCO receives regular reports on liquidity metrics relative to established limits, loan and deposit trends, available liquidity sources, changes in our liquidity position, emerging risks and, when appropriate, recommended mitigation strategies.
We seek to achieve our liquidity objectives by funding loans primarily with stable deposits, limiting reliance on wholesale funding and maintaining ample readily available liquidity. While deposits represent our primary source of long-term, stable, and lower-cost funding, additional liquidity sources include, but are not limited to, customer repurchase agreements, federal funds purchased from correspondent banks, unencumbered investment securities, and wholesale funding sources such as FHLB borrowings, dealer repurchase agreements, and wholesale/brokered deposits.
As of September 30, 2026, we had approximately $6.9 billion in readily available liquidity compared to $6.7 billion as of December 31, 2025.

Readily Available Liquidity	September 30, 2026	December 31, 2025	Change
	(dollars in thousands)
Cash reserves at Federal Reserve	$561,851	$1,805,215	$(1,243,364)
FHLB advance capacity (loan collateral)	2,996,874	2,743,992	252,882
Unencumbered securities lending value	3,375,545	2,104,941	1,270,604
Total readily available liquidity	$6,934,271	$6,654,148	$280,123
The following table presents selected financials from our consolidated balance sheet and liquidity ratios discussed below. Available liquidity as a percentage of total assets remained above the Board's minimum policy requirement of 15%.

	As of
	September 30, 2026	December 31, 2025
Liquidity Ratios:
Loan to deposit ratio	76.7%	72.4%
Cash and securities / total assets	38.0%	40.9%
Available liquidity / total assets	34.3%	32.1%
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
The following table sets forth the distribution of deposit balances as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
	Ending Balance	% of Total	Ending Balance	% of Total
	(dollars in thousands)
Noninterest-bearing demand deposits	$5,652,941	36.9%	$5,615,652	35.4%
Savings and interest-bearing demand deposits	8,159,302	53.3%	8,611,895	54.3%
Time deposits	1,503,637	9.8%	1,635,078	10.3%
Total deposits	$15,315,880	100.0%	$15,862,625	100.0%
Total deposits were $15.3 billion as of September 30, 2026, a decrease of $547 million, or 3.4%, from $15.9 billion at December 31, 2025. The decrease was primarily attributable to seasonal declines in public fund deposits. This decrease was partially offset by growth in commercial deposits. Retail deposit balances remained relatively stable.

Noninterest-bearing demand deposits represented 36.9% of total deposits at September 30, 2026, compared with 35.4% at December 31, 2025, reflecting a favorable deposit mix and continued stability in core deposit relationships.
FDIC deposit insurance generally covers up to $250 thousand per depositor for each account ownership category. Our estimated uninsured and uncollateralized deposits (excluding intercompany accounts) were $3.3 billion, or 21.8% of total deposits, at September 30, 2026, compared with $3.4 billion at December 31, 2025. Available liquidity sources totaled approximately $6.9 billion at September 30, 2026, providing coverage in excess of estimated uninsured deposits.
The decline in deposits, together with loan growth of $293 million during the first nine months of 2026, resulted in an increase in the loan-to-deposit ratio to 76.7% at September 30, 2026, from 72.4% at December 31, 2025.
Federal Funds Purchased and Customer Repurchase Agreements
Federal funds purchased and customer repurchase agreements totaled $0.9 billion and $1.0 billion at September 30, 2026 and December 31, 2025, respectively, which included customer repurchase agreements of $864.3 million and $945.8 million at September 30, 2026 and December 31, 2025, respectively. These are short-term borrowings that generally have a one-day maturity and reflect customer preferences as to how these funds are held by us.
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
Holding Company Liquidity
The Company is an independent entity distinct from the Bank and is therefore responsible for managing its own liquidity. The Company's primary source of funding comes from dividends paid by the Bank. However, there are statutory and regulatory restrictions that limit the Bank’s ability to distribute dividends to the Company.
The Bank may not declare dividends in any calendar year in an amount that would exceed its accumulated retained earnings after giving effect to any unrecognized losses and bad debts without the prior approval of the banking regulators. In addition, dividends paid by the Bank to the Company would be prohibited if they would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the nine months ended September 30, 2026, the Bank paid $200 million in dividends to the Company. As of September 30, 2026, the Bank had approximately $168 million of retained earnings that could be upstreamed to the Company through dividends without prior approval from the Federal Reserve.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, taxes, and dividends to stockholders. The Company’s liquidity totaled $2.0 billion as of September 30, 2026, consisting primarily of a $1.0 billion loan to the Bank and $967.2 million in cash and cash equivalents. The Company’s liquidity totaled $1.9 billion as of December 31, 2025, consisting of a $1.0 billion loan to the Bank, and $896.6 million in cash and cash equivalents.
The Company’s operating expenses totaled $9.7 million for the nine months ended September 30, 2026, primarily fees paid to the Bank for services provided to the holding company. Dividends paid to stockholders totaled $86.5 million and the Company repurchased $43.0 million of common stock, including shares acquired to satisfy tax withholding obligations associated with equity compensation plans, during the first nine months of 2026.
Pension Plan Termination
Subsequent to quarter-end, the Company completed the termination of its frozen defined benefit pension plan through a combination of lump-sum distributions and the purchase of group annuity contracts. As a result, the Company expects to recognize a pre-tax settlement gain of approximately $27 million in the fourth quarter of 2026, which will be reflected as a credit within other noninterest expense. The gain will primarily reflect the recognition of amounts previously recorded in accumulated other comprehensive income and is not expected to have a material impact on the Company's liquidity or regulatory capital.

Operational Risk
Operational risk refers to the risk arising from inadequate or failed internal processes or systems, misconduct or errors by employees or third parties, adverse external events, noncompliance with laws and regulations, or legal matters. We seek to mitigate operational risk through experienced personnel, employee training, antifraud controls, client security procedures, business continuity planning and testing, independent audits, and a system of internal controls. These controls include dual authorization for monetary transactions, background and credit screening for new hires, vendor risk management procedures for third-party service providers, and whistleblower protections designed to encourage reporting of misconduct.
Our operations are dependent on the secure and reliable functioning of our information systems and those of third-party service providers. As a result, cybersecurity threats, fraud-related risks, and technology disruptions remain areas of ongoing focus for management. We maintain a risk-based cybersecurity and fraud risk management program that includes preventive and detective controls, ongoing monitoring, incident response protocols, and business continuity planning designed to safeguard customer information and support operational resilience. We continue to monitor evolving cybersecurity, fraud, and technology-related risks, including those associated with digital banking activities, third-party service providers, and artificial intelligence technologies. Management does not believe these risks have had a material adverse impact on the Company's business, financial condition, or results of operations.
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
At each of September 30, 2026 and December 31, 2025 the Company’s capital ratios exceeded the regulatory requirements and the Bank’s capital ratios exceeded the threshold for “well capitalized” status. We maintain excess capital, in part, to preserve financial flexibility for potential acquisition opportunities. The Company's consolidated capital ratios exceed the Bank's ratios primarily due to capital retained at the holding company level, including IPO proceeds and retained earnings, while regulatory capital standards apply at the Bank level. Actual and required capital ratios were:

	As of September 30, 2026
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,852,408	30.2%	8.0%	10.0%
Central Trust Bank	1,856,859	14.6%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,701,132	29.1%	6.0%	8.0%
Central Trust Bank	1,705,582	13.4%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,701,132	29.1%	4.5%	6.5%
Central Trust Bank	1,705,582	13.4%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,701,132	18.3%	4.0%	5.0%
Central Trust Bank	1,705,582	8.5%	4.0%	5.0%

	As of December 31, 2025
	Actual		Minimum Capital Adequacy Requirement	Well- Capitalized Requirement
	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)
Company	$3,633,280	29.3%	8.0%	10.0%
Central Trust Bank	1,742,888	14.1%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	3,483,247	28.1%	6.0%	8.0%
Central Trust Bank	1,592,855	12.9%	6.0%	8.0%
Tier 1 common equity capital (to risk-weighted assets)
Company	3,483,247	28.1%	4.5%	6.5%
Central Trust Bank	1,592,855	12.9%	4.5%	6.5%
Tier 1 capital (to average assets)
Company	3,483,247	17.9%	4.0%	5.0%
Central Trust Bank	1,592,855	8.2%	4.0%	5.0%
As of September 30, 2026, we had no material contractual commitments for capital expenditures. However, we are currently progressing through our Core Modernization initiative, which is expected to result in capital expenditures as project phases are executed. To date, we have capitalized $13 million related to this initiative. These expenditures are funded through operating cash flows, and we do not expect the initiative to have a material adverse impact on our liquidity or capital position.
On August 3, 2026, the Board of Directors terminated the 2026 Repurchase Program and approved a new share repurchase plan authorizing the repurchase of up to $100 million of the Company's common stock. During the third quarter of 2026, the Company repurchased 122,872 shares of common stock for $3.8 million at an average price of $31.02 per share. As of September 30, 2026, approximately $96.2 million remained available under the authorization.

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
Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flow over the contractual term of the loans. An allowance will be recognized upon origination or acquisition of a loan and is remeasured at subsequent reporting dates. The methodology is applied consistently for each reporting period and reflects management’s current expectations of credit losses. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans. We maintain a policy to reverse accrued and unpaid interest when a loan is placed on nonaccrual status; accordingly, no allowance is recorded for accrued interest receivable.
The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type, and expected credit loss patterns. The allowance for credit losses includes significant assumptions that are uncertain and reasonably likely to have a material impact, the most significant of which are loan loss rates and prepayment speeds. Assumptions are evaluated and updated, as appropriate, at each reporting date based on current information and actual performance. We utilize a consensus macroeconomic forecast which relies on underlying statistical models to incorporate the economic impact into each loan portfolio. Management applies qualitative adjustments to the quantitative loss estimates for factors not fully captured in the quantitative model, including asset quality, collateral quality, concentration risk, credit-review quality, environmental risk, lending management and staffing, lending policies and procedures, economic conditions, and the nature and volume of loans. Model validations are periodically performed to provide an independent assessment of the framework and the model’s use in producing reasonable and supportable estimates. See Note 3, “Loans and Allowance for Credit Losses” to our consolidated financial statements contained elsewhere in this Quarterly Report.
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
We evaluate our profitability and performance based on adjusted net income, adjusted total revenue, adjusted noninterest income, adjusted fee income and adjusted return on average total assets. We make these adjustments to exclude items that management believes are noncore and not indicative of our underlying operating performance. We've adjusted these measures to exclude the loss on the expected sale of the consumer loan portfolio in one of our markets and adjustments that resulted from certain investment portfolio repositioning activities during the periods presented that we consider to be outside of the ordinary course of business. We believe this allows investors to assess our net income, total revenue and noninterest income exclusive of the impact of changes outside the ordinary course of business. Similarly, we evaluate our operational efficiency based on tangible noninterest expense and our efficiency ratio (FTE) (non-GAAP), which excludes the effect of amortization of intangibles (a non-cash expense item) as well as the exclusions mentioned previously in this paragraph, and includes the tax benefit associated with our tax-advantaged loans.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(dollars in thousands)
Interest income (FTE), net interest income (FTE) and net interest margin (FTE)
Interest income		$267,106	$248,775	$785,584	$734,663
Add: Tax-equivalent adjustment ¹		1,619	1,436	5,002	4,560
Interest income (FTE) (non-GAAP)		$268,725	$250,211	$790,586	$739,223
Net interest income	{a}	$218,856	$198,872	$640,257	$583,201
Add: Tax-equivalent adjustment ¹		1,619	1,436	5,002	4,560
Net interest income (FTE) (non-GAAP)	{b}	$220,475	$200,308	$645,259	$587,761
Average interest-earning assets	{c}	$19,386,222	$18,092,760	$19,458,631	$18,248,275
Net interest margin ²	{a ÷ c}	4.48%	4.36%	4.40%	4.27%
Net interest margin (FTE) (non-GAAP) ²	{b ÷ c}	4.51%	4.39%	4.43%	4.31%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and nine months ended September 30, 2026 and 2025 are presented on an annualized basis.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(dollars in thousands)
Adjusted noninterest income, adjusted total revenue and adjusted fee income ratio
Noninterest income	{a}	$66,800	$57,070	$201,442	$165,925
Less: Loss on sale of consumer lease portfolio		-	-	-	(13,612)
Less: Investment securities gains (losses), net		229	(6,920)	845	(6,811)
Adjusted noninterest income (non-GAAP)	{b}	$66,571	$63,990	$200,597	$186,348
Net interest income		$218,856	$198,872	$640,257	$583,201
Noninterest income		66,800	57,070	201,442	165,925
Total revenue	{c}	285,656	255,942	841,699	749,126
Less: Loss on sale of consumer lease portfolio		-	-	-	(13,612)
Less: Investment securities gains (losses), net		229	(6,920)	845	(6,811)
Adjusted total revenue (non-GAAP)	{d}	$285,427	$262,862	$840,854	$769,549
Fee income ratio	{a ÷ c}	23.4%	22.3%	23.9%	22.1%
Adjusted fee income ratio (non-GAAP)	{b ÷ d}	23.3%	24.3%	23.9%	24.2%

Tangible noninterest expense, adjusted total revenue (FTE) and efficiency ratio (FTE)
Net interest income		$218,856	$198,872	$640,257	$583,201
Noninterest income		66,800	57,070	201,442	165,925
Total revenue	{a}	285,656	255,942	841,699	749,126
Less: Loss on sale of consumer lease portfolio		-	-	-	(13,612)
Less: Investment securities gains (losses), net		229	(6,920)	845	(6,811)
Add: Tax equivalent adjustment ¹		1,619	1,436	5,002	4,560
Adjusted total revenue (FTE) (non-GAAP)	{b}	$287,046	$264,298	$845,856	$774,109
Noninterest expense	{c}	$130,979	$126,945	$388,949	$375,977
Less: Amortization of intangible assets		559	807	2,168	2,420
Tangible noninterest expense (non-GAAP)	{d}	$130,420	$126,138	$386,781	$373,557
Efficiency ratio	{c ÷ a}	45.9%	49.6%	46.2%	50.2%
Efficiency ratio (FTE) (non-GAAP)	{d ÷ b}	45.4%	47.7%	45.7%	48.3%
¹ Effective marginal tax rate of 23.84% used for all periods.

Adjusted net income, adjusted return on average total assets, and adjusted earnings per share - diluted
Net income	{a}	$116,242	$97,098	$341,102	$283,261
Add: Loss on sale of consumer lease portfolio, net of provision and taxes ¹ ³		-	-	-	6,563
Add: Investment securities gains (losses), net of taxes ¹		(175)	5,270	(644)	5,187
Adjusted net income (non-GAAP)	{b}	$116,067	$102,369	$340,458	$295,011
Average total assets	{c}	$20,351,194	$19,084,437	$20,398,948	$19,176,658
Return on average total assets ²	{a ÷ c}	2.27%	2.02%	2.24%	1.97%
Adjusted return on average total assets (non-GAAP) ²	{b ÷ c}	2.26%	2.13%	2.23%	2.06%
Earnings per share - diluted	{d}	0.48	0.44	1.42	1.28
Effect of adjusted net income	{e}	0.00	0.03	(0.01)	0.05
Adjusted earnings per share - diluted (non-GAAP)	{d + e}	0.48	0.47	1.42	1.34
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and nine months ended September 30, 2026 and 2025 are presented on an annualized basis.
³ The nine months ended September 30, 2025 includes a $13.6 million loss on the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(dollars in thousands)
Tangible common equity, tangible book value per share and tangible common equity to tangible assets
Total stockholders' equity	{a}	$3,838,726	$3,284,414	$3,838,726	$3,284,414
Less: Goodwill and other intangible assets		349,495	352,470	349,495	352,470
Tangible common equity (non-GAAP)	{b}	$3,489,231	$2,931,944	$3,489,231	$2,931,944
Total shares of Class A common stock outstanding	{c}	239,382	220,665	239,382	220,665
Book value per share	{a ÷ c}	$16.04	$14.88	$16.04	$14.88
Tangible book value per share (non-GAAP)	{b ÷ c}	$14.58	$13.29	$14.58	$13.29
Total assets	{d}	$20,225,657	$19,183,605	$20,225,657	$19,183,605
Less: Goodwill and other intangible assets		349,495	352,470	349,495	352,470
Tangible assets (non-GAAP)	{e}	$19,876,162	$18,831,135	$19,876,162	$18,831,135
Total stockholders' equity to total assets	{a ÷ d}	19.0%	17.1%	19.0%	17.1%
Tangible common equity to tangible assets (non-GAAP)	{b ÷ e}	17.6%	15.6%	17.6%	15.6%

Tangible net income, adjusted tangible net income, average tangible common equity, adjusted return on average common equity, return on average tangible common equity and adjusted return on average tangible common equity
Net income	{a}	$116,242	$97,098	$341,102	$283,261
Add: Amortization of intangible assets, net of taxes ¹		426	615	1,651	1,843
Tangible net income (non-GAAP)		116,668	97,713	342,753	285,104
Add: Loss on sale of consumer lease portfolio, net of provision and taxes ¹ ³		-	-	-	6,563
Add: Investment securities gains (losses), net of taxes ¹		(175)	5,270	(644)	5,187
Adjusted tangible net income (non-GAAP)	{b}	$116,493	$102,983	$342,109	$296,854
Average common equity	{c}	$3,888,891	$3,238,538	$3,855,511	$3,204,914
Less: Average goodwill and other intangible assets		349,823	352,996	350,587	353,798
Average tangible common equity (non-GAAP)	{d}	$3,539,068	$2,885,542	$3,504,924	$2,851,116
Return on average common equity ²	{a ÷ c}	11.9%	11.9%	11.8%	11.8%
Adjusted return on average common equity (non-GAAP) ²	{b ÷ c}	11.8%	12.5%	11.8%	12.3%
Return on average tangible common equity (non-GAAP) ²	{a ÷ d}	13.1%	13.4%	13.1%	13.4%
Adjusted return on average tangible common equity (non-GAAP) ²	{b ÷ d}	13.1%	14.2%	13.1%	13.9%
¹ Effective marginal tax rate of 23.84% used for all periods.
² Ratios for the three and nine months ended September 30, 2026 and 2025 are presented on an annualized basis.
³ The nine months ended September 30, 2025 includes a $13.6 million loss on the consumer lease portfolio recognized in other noninterest income and a $5.0 million release of provision, which resulted in a net pre-tax loss of $8.6 million. Net of taxes, at a tax rate of 23.84%, the total impact to net income was $6.6 million.

Item 1. Financial Statements
CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
	September 30, 2026	December 31, 2025
	(dollars in thousands, except share and per share data)
Assets
Cash and due from banks	$188,916	$258,588
Short-term interest-bearing deposits	563,154	1,805,555
Interest-bearing deposits	402	1,039
Investment securities:
Available for sale	6,875,944	6,372,463
Held to maturity, net of allowance for credit losses of $12 and $10, and fair value of $1,520 and $1,700, as of September 30, 2026 and December 31, 2025, respectively	1,525	1,689
Equity	48,295	48,200
Total investment securities	6,925,764	6,422,352
Loans held for investment	11,727,440	11,434,605
Less allowance for credit losses	(150,888)	(149,674)
Net loans	11,576,552	11,284,931
Loans held for sale	17,791	54,119
Land, buildings, and equipment, net	224,518	215,931
Deferred tax assets, net	58,591	-
Goodwill and intangibles	349,495	351,664
Other assets	320,474	357,799
Total assets	$20,225,657	$20,751,978
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$5,652,941	$5,615,652
Savings and interest-bearing demand	8,159,302	8,611,895
Time	1,503,637	1,635,078
Total deposits	15,315,880	15,862,625
Federal funds purchased and customer repurchase agreements	932,323	1,011,851
Total customer funds	16,248,203	16,874,476
Deferred tax liabilities, net	-	11,745
Other liabilities	138,728	81,780
Total liabilities	16,386,931	16,968,001
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of September 30, 2026 and December 31, 2025, respectively	-	-
Class A voting common stock, $0.01 par value; 500,000,000 shares authorized; 318,247,550 shares issued as of September 30, 2026 and December 31, 2025, respectively	3,182	3,182
Class B nonvoting common stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued as of September 30, 2026 and December 31, 2025, respectively	-	-
Capital surplus	423,086	419,421
Retained earnings	3,732,026	3,477,408
Accumulated other comprehensive (loss)	(177,364)	(16,872)
Total stockholders' equity before treasury stock	3,980,930	3,883,139
Less treasury stock of 78,865,289 and 77,141,300 shares of Class A voting common stock as of September 30, 2026 and December 31, 2025, respectively	(142,204)	(99,162)
Total stockholders' equity	3,838,726	3,783,977
Total liabilities and stockholders' equity	$20,225,657	$20,751,978
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Interest income:
Loans	$184,767	$179,351	$540,717	$533,416
Investment securities	76,002	62,343	217,475	172,675
Federal funds sold and securities purchased under agreements to resell	6,337	7,081	27,392	28,572
Total interest income	267,106	248,775	785,584	734,663
Interest expense:
Deposits	42,990	44,066	128,590	132,066
Federal funds purchased and customer repurchase agreements	5,260	5,837	16,737	19,396
Total interest expense	48,250	49,903	145,327	151,462
Net interest income	218,856	198,872	640,257	583,201
Provision for credit losses	4,038	3,382	10,719	6,295
Net interest income after provision for credit losses	214,818	195,490	629,538	576,906
Other income:
Wealth management services	23,612	20,239	69,099	58,737
Payment services revenue	17,803	17,111	52,426	50,507
Service charges and commissions	15,444	14,955	44,643	43,077
Mortgage banking revenues	8,826	10,297	28,976	30,163
Investment securities gains, net	229	(6,920)	845	(6,811)
Other income (loss)	886	1,388	5,453	(9,748)
Total other income	66,800	57,070	201,442	165,925
Other expenses:
Salaries and employee benefits	80,006	75,298	236,080	221,281
Net occupancy and equipment	12,488	12,748	37,046	36,259
Computer software and maintenance	5,692	6,032	17,159	17,316
Marketing and business development	4,937	4,818	14,767	15,194
Legal and professional fees	5,275	6,125	16,909	16,480
Bankcard processing, rewards and related costs	8,375	8,040	24,391	23,153
Other expenses	14,206	13,884	42,597	46,294
Total other expenses	130,979	126,945	388,949	375,977
Income before income taxes	150,639	125,615	442,031	366,854
Income taxes	34,397	28,516	100,929	83,593
Net income	$116,242	$97,098	$341,102	$283,261

Net income per common share - basic	$0.49	$0.44	$1.42	$1.28
Net income per common share - diluted	$0.48	$0.44	$1.42	$1.28
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income	$116,242	$97,098	$341,102	$283,261
Reclassification adjustment for net losses on AFS securities included in net income, net of tax	-	5,270	5,937	5,270
Unrealized (losses) gains, net of tax	(118,354)	19,021	(174,390)	86,014
Change in cash flow hedge, net of tax	(77)	-	(77)	-
Change in pension surplus, net of tax	6,600	1,021	8,038	9,657
Total other comprehensive (loss) income	(111,831)	25,312	(160,492)	100,941
Total comprehensive income	$4,411	$122,410	$180,610	$384,202
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended September 30,
	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at July 1, 2025	$2,978	$14,754	$3,319,050	$(99,158)	$(64,296)	$3,173,328
Net income	-	-	97,098	-	-	97,098
Other comprehensive income	-	-	-	-	25,312	25,312
Purchase treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($0.055 per share)	-	-	(12,132)	-	-	(12,132)
Stock-based compensation	-	922	-	-	-	922
Issuance under equity compensation plans	-	(114)	-	-	-	(114)
Balance at September 30, 2025	$2,978	$15,562	$3,404,016	$(99,158)	$(38,984)	$3,284,414

Balance at July 1, 2026	$3,182	$421,950	$3,644,555	$(138,393)	$(65,533)	$3,865,761
Net income	-	-	116,242	-	-	116,242
Other comprehensive income	-	-	-	-	(111,831)	(111,831)
Purchase treasury stock	-	-	-	(3,811)	-	(3,811)
Cash dividends paid on common stock ($0.12 per share)	-	-	(28,771)	-	-	(28,771)
Stock-based compensation	-	1,136	-	-	-	1,136
Issuance under equity compensation plans	-	-	-	-	-	-
Balance at September 30, 2026	$3,182	$423,086	$3,732,026	$(142,204)	$(177,364)	$3,838,726
See accompanying notes to consolidated financial statements

	Nine Months Ended September 30,
	Class A Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands)
Balance at January 1, 2025	$2,978	$13,319	$3,333,669	$(99,380)	$(139,925)	$3,110,661
Net income	-	-	283,261	-	-	283,261
Other comprehensive income	-	-	-	-	100,941	100,941
Purchase treasury stock	-	-	-	-	-	-
Cash dividends paid on common stock ($0.91 per share)	-	-	(212,914)	-	-	(212,914)
Issuance of common stock, net	-	-	-	-	-	-
Stock-based compensation	-	2,520	-	-	-	2,520
Issuance under equity compensation plans	-	(277)	-	222	-	(55)
Balance at September 30, 2025	$2,978	$15,562	$3,404,016	$(99,158)	$(38,984)	$3,284,414
	-	-	-	-	-	-
Balance at January 1, 2026	$3,182	$419,421	$3,477,408	$(99,162)	$(16,872)	$3,783,977
Net income	-	-	341,102	-	-	341,102
Other comprehensive income	-	-	-	-	(160,492)	(160,492)
Purchase treasury stock	-	-	-	(42,548)	-	(42,548)
Cash dividends paid on common stock ($0.36 per share)	-	-	(86,490)	-	-	(86,490)
Stock-based compensation	-	3,661	-	-	-	3,661
Issuance under equity compensation plans	-	4	6	(494)	-	(484)
Balance at September 30, 2026	$3,182	$423,086	$3,732,026	$(142,204)	$(177,364)	$3,838,726
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities:
Net income	$341,102	$283,261
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	14,544	14,902
Net accretion of discounts and premiums	(22,407)	(14,089)
Deferred income taxes	(20,097)	(6,444)
Provision for credit losses	10,719	6,295
Net gain on sale of loans	(20,479)	(22,724)
Net change in trading debt securities	-	666
Net investment securities (gains) losses	(845)	6,811
Originations of mortgage loans held for sale	(905,114)	(941,641)
Proceeds from sales of mortgage loans held for sale	956,274	960,207
Stock-based compensation	3,661	2,520
Decrease (increase) in other assets	41,631	(141,074)
Increase in other liabilities	66,657	22,877
Net cash provided by operating activities	465,646	171,567
Cash flows from investing activities:
Purchase of AFS securities	(1,815,210)	(1,837,798)
Purchase of equity securities	(158)	(234)
Proceeds from sales of AFS securities	202,427	315,180
Proceeds from sales of equity securities	8,704	905
Proceeds from maturities of AFS securities	902,730	1,286,611
Proceeds from maturities of HTM securities	160	457
Net change in interest-bearing deposits	637	(391)
Net (increase) decrease in loans	(302,309)	306,145
Purchase of land, buildings, and equipment	(20,359)	(4,751)
Proceeds from sale of land, buildings, and equipment	987	7,059
Net cash (used in) provided by investing activities	(1,022,391)	73,183
Cash flows from financing activities:
(Decrease) in deposits	(415,304)	(203,904)
(Decrease) increase in time deposits	(131,441)	7,283
(Decrease) in federal funds purchased and customer repurchase agreements	(79,528)	(48,529)
Dividends paid	(86,507)	(212,428)
Purchase of treasury stock	(42,548)	-
Net cash (used in) financing activities	(755,328)	(457,578)
Net (decrease) in cash and cash equivalents	(1,312,073)	(212,828)
Cash and cash equivalents at beginning of year	2,064,143	1,241,808
Cash and cash equivalents at end of year	$752,070	$1,028,980
Cash and due from banks	$188,916	$217,621
Short-term interest-bearing deposits	561,851	810,571
Federal funds sold and securities purchased under agreements to resell	1,303	788
Total cash and cash equivalents	$752,070	$1,028,980
Supplemental disclosure of cash flow information:
Interest paid	$143,406	$150,835
Income taxes paid	77,076	82,158
Loans transferred to foreclosed assets held for sale	3,702	2,659
See accompanying notes to consolidated financial statements

CENTRAL BANCOMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1)Basis of Presentation
The accompanying consolidated financial statements include the accounts of Central Bancompany, Inc., and its subsidiaries. Central Bancompany owns all the outstanding capital stock of The Central Trust Bank, which is headquartered in Missouri. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. In addition, all significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period. The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2025 contained in the Company's 2025 Annual Report on Form 10-K. Management has evaluated subsequent events for potential recognition or disclosure through the filing date of this Form 10-Q.
(2)Investment Securities
The table below includes the fair value of equity securities as of September 30, 2026 and December 31, 2025. Equity investments with no readily determinable fair value are carried at cost. FHLB and FRB stock represent equity interests the Company is required to hold in the Federal Reserve Bank and Federal Home Loan Bank. These amounts are also carried at cost as they do not have a readily determinable fair value because ownership of these shares is restricted, and they lack a market.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Federal Home Loan Bank stock	$10,576	$10,634
Federal Reserve Bank stock	26,057	26,057
Other - no readily determinable fair value	11,663	11,510
Total	$48,295	$48,200
During the first nine months of 2026, net gains on common and preferred stock totaled $8.6 million, primarily reflecting the Company's participation in Visa Inc.'s exchange offer in May 2026. Under the exchange offer, all 33,010 shares of Visa Class B-2 common stock were exchanged for a combination of Visa Class B-3 common stock and Class C common stock, together with cash in lieu of fractional shares, resulting in the recognition of a pre-tax gain of approximately $8.6 million. During the first nine months of 2026, the Company sold all Class C shares received or derived through the exchange.
As of September 30, 2026, the Company held 16,505 shares of Visa Class B-3 common stock. These shares are subject to restrictions similar to those applicable to the former Class B-2 shares and are carried at a value of zero under the measurement alternative, as there have been no observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the first nine months of 2026, $8.6 million in net gains were recorded on common and preferred stock, consisting of $8.6 million in gains realized on sales. During the first nine months of 2025, net gains on common and preferred stock totaled $0.1 million, consisting of $0.8 million in realized gains on sales, partially offset by a $0.7 million decrease in unrealized gains.

The following tables show the carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of AFS and HTM securities by security type at September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$1,277,185	$39	$(25,115)	$1,252,109	$-	$1,252,109
U.S. agency debentures	55,658	20	(482)	55,196	-	55,196
U.S. agency mortgage-backed securities	5,795,953	1,492	(244,386)	5,553,059	-	5,553,059
Obligations of states and political subdivisions	12,455	11	(111)	12,355	-	12,355
Other securities	3,287	-	(62)	3,225	-	3,225
Total	$7,144,538	$1,562	$(270,156)	$6,875,944	$-	$6,875,944

Held to maturity:
U.S. agency RMBS	$19	$-	$-	$19	$-	$19
Obligations of states and political subdivisions	1,518	-	(17)	1,501	(12)	1,489
Total	$1,537	$-	$(17)	$1,520	$(12)	$1,508

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$918,922	$10,561	$(1,196)	$928,287	$-	$928,287
U.S. agency debentures	132,692	177	(413)	132,456	-	132,456
U.S. agency mortgage-backed securities	5,345,130	46,346	(102,899)	5,288,577	-	5,288,577
Obligations of states and political subdivisions	16,595	87	(38)	16,644	-	16,644
Other securities	6,535	-	(36)	6,499	-	6,499
Total	$6,419,874	$57,171	$(104,582)	$6,372,463	$-	$6,372,463

Held to maturity:
U.S. agency RMBS	$21	$1	$-	$22	$-	$22
Obligations of states and political subdivisions	1,678	-	-	1,678	(10)	1,668
Total	$1,699	$1	$-	$1,700	$(10)	$1,690
Accrued interest receivable totaled $30.1 million and $25.1 million at September 30, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.

The amortized cost and fair value of AFS and HTM securities at September 30, 2026, by contractual maturity, are shown below:

	September 30, 2026
	U.S. government obligations and government- sponsored enterprises			Obligations of states and political subdivisions			Other securities*
	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value	Amortized cost	FTE Yield	Fair value
	(dollars in thousands)
Available for sale:
Within 1 year	$204,602	4.47%	$204,370	$7,325	4.45%	$7,304	$-	-%	$-
After 1 but within 5 years	1,128,241	4.19%	1,102,935	4,738	4.41%	4,663	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	392	7.92%	388	-	-	-
Mortgage - and asset-backed securities	5,795,953	4.15%	5,553,059	-	-	-	3,287	4.64%	3,225
Total	$7,128,796	4.16%	$6,860,364	$12,455	4.54%	$12,355	$3,287	4.64%	$3,225

Held to maturity:
Within 1 year	$-	-%	$-	$515	5.04%	$512	$-	-%	$-
After 1 but within 5 years	-	-	-	1,003	1.68%	989	-	-	-
After 5 but within 10 years	-	-	-	-	-	-	-	-	-
After 10 years	-	-	-	-	-	-	-	-	-
Mortgage - and asset-backed securities	19	5.97%	19	-	-	-	-	-	-
Total	$19	5.97%	$19	$1,518	2.82%	$1,501	$-	-%	$-
* Other securities consist primarily of corporate bonds.
Proceeds from sales of AFS securities were $202.4 million and $315.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Using the specific-identification method to determine the cost of the securities sold, the Company recognized net losses of $7.8 million and $6.9 million on the sales of AFS securities during the nine months ended September 30, 2026 and 2025, respectively.
Investment securities with a carrying value of approximately $3.3 billion and $4.1 billion were pledged to secure public deposits, repurchase agreements, and borrowed funds at September 30, 2026 and December 31, 2025, respectively.
Allowance for credit losses on investment securities:
The expected credit losses for HTM debt securities are determined based on the likelihood of default and potential loss, using assumptions that correspond to loans with similar credit profiles. The Company recorded an allowance for credit losses on its HTM debt securities of $12 thousand and $10 thousand at September 30, 2026 and December 31, 2025, respectively.
All AFS securities not issued or guaranteed by the U.S. Government, its agencies, or sponsored enterprises undergo a quarterly evaluation for impairment. This evaluation involves testing various credit and loss assumptions, rather than solely relying on credit ratings. As of September 30, 2026, the Company did not identify any such securities for which a credit loss exists, and for the three and nine months ended September 30, 2026 and 2025, the Company did not recognize a credit loss expense on any AFS securities.
Special emphasis and analysis are placed on securities that have experienced a negative credit rating event, are below investment grade, or have an uncertain financial outlook. These securities are placed on a watch list and monitored for further developments. At September 30, 2026, the fair value of securities on this watch list was $1.9 million compared to $4.9 million at December 31, 2025.
The table below summarizes debt securities AFS in an unrealized loss position, aggregated by length of impairment period, for which an allowance for credit loss has not been recorded at September 30, 2026 and December 31, 2025. Unrealized losses on these AFS securities have not been recognized as income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. With respect to the remaining securities in an unrealized loss position, at September 30, 2026 management has both the intent and the ability to hold these securities until recovery of any unrealized losses, which may be at maturity, and does not expect to be required to sell the securities prior to such recovery.

	As of September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$5,598,769	$(154,330)	$983,165	$(115,653)	$6,581,934	$(269,983)
Obligations of states and political subdivisions	1,140	(7)	5,374	(104)	6,514	(111)
Other securities	-	-	3,225	(62)	3,225	(62)
Total	$5,599,909	$(154,337)	$991,764	$(115,819)	$6,591,673	$(270,156)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Available for sale:
U.S. government obligations and government- sponsored enterprises	$419,704	$(1,190)	$1,469,113	$(103,318)	$1,888,817	$(104,508)
Obligations of states and political subdivisions	-	-	7,204	(38)	7,204	(38)
Other securities	-	-	3,557	(36)	3,557	(36)
Total	$419,704	$(1,190)	$1,479,874	$(103,392)	$1,899,578	$(104,582)

Gross unrealized losses on HTM investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Held to maturity:
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,207	(17)	-	-	1,207	(17)
Total	$1,207	$(17)	$-	$-	$1,207	$(17)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(dollars in thousands)
Held to maturity:
U.S. government obligations and government- sponsored enterprises	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	450	-	-	-	450	-
Total	$450	$-	$-	$-	$450	$-
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

The following table shows the amortized cost basis by credit rating of the Company's HTM obligations of states and political subdivisions at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$246	$-	$977	$295	$1,518

	December 31, 2025
	Amortized Cost Basis by Credit Rating - HTM Debt Securities
	Non-Rated	A	AA	AAA	Total
Held to maturity securities:	(dollars in thousands)
State and political subdivisions	$251	$-	$1,132	$295	$1,678
All HTM securities were current at September 30, 2026 and December 31, 2025.
(3)Loans and Allowance for Credit Losses
Loans consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Loans held for investment:
Construction and development	$517,308	$570,749
Commercial, financial & agricultural	1,781,558	1,761,287
Non-owner-occupied commercial real estate	3,340,832	3,150,269
Owner-occupied commercial real estate	1,614,970	1,580,260
Commercial real estate	4,955,802	4,730,529
Total commercial loans	7,254,668	7,062,565
Residential mortgage loans	3,496,137	3,321,101
Home equity lines of credit	456,541	410,845
Consumer credit card	100,482	98,310
Other consumer loans	429,422	551,395
Total residential and consumer loans	4,482,582	4,381,651
Total unpaid principal balance	11,737,250	11,444,216
Add: Unearned income	(9,810)	(9,611)
Loans, held for investment	11,727,440	11,434,605
Loans held for sale	17,791	54,119
Total loans and leases	$11,745,231	$11,488,724
Accrued interest receivable totaled $49.0 million and $45.9 million at September 30, 2026 and December 31, 2025, respectively, and is included within other assets on the consolidated balance sheets.
No loans were acquired by the Company for the nine months ended September 30, 2026 and December 31, 2025.
As of September 30, 2026, loans made to related parties of the Company totaled $302.2 million. These loans primarily consist of loans made by the Bank to related parties of the Company, which were made in the ordinary course of business of the Bank and otherwise on terms consistent with those available to all customers.

September 30, 2026
(dollars in thousands)
Balance of loans to related parties, beginning of year	$340,010
New loans	13,952
Repayments	(30,362)
Change in relationship	(21,441)
Balance of loans to related parties, September 30, 2026	$302,159

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
Allowance for Credit Losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type and collateral type - construction and development, commercial, financial, and agricultural, multifamily residential real estate, non-owner occupied real estate, owner-occupied real estate, home equity lines of credit, all other residential real estate, consumer credit card, and all other consumer credit. Loans that do not share similar risk characteristics, primarily large loans on nonaccrual status, are evaluated on an individual basis.
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

Key model assumptions in the Company's allowance for credit loss model include the economic forecast, the reasonable and supportable forecast period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company's allowance for credit losses at September 30, 2026 and December 31, 2025 are discussed below.

Key Assumption	September 30, 2026	December 31, 2025
Overall economic forecast	- Forecast provided by Oxford Economics

 - The baseline forecast reflects continued pressure from elevated energy prices and AI-related inflation. The forecast assumes political gridlock following midterm elections.

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
Forecasted macro-economic variables
- Unemployment remains stable at 4.2%

- GDP growth forecast of 2.2% for 2026 and 2.5% for 2027

-Oxford expects the Federal Reserve to leave policy rates on hold over the coming year, with rate cuts beginning in the second half of 2027.
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
- Fed rate increase (and related economic indicators) that was not predicted in the Oxford forecast.

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

The following is a summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and nine months ended September 30, 2026 and September 30, 2025. Included within commercial loans are the following pools – real estate development & construction, commercial real estate, owner-occupied CRE, commercial & industrial, and multifamily residential loans. Included within residential real estate are 1-4 family residential and home equity loans. Included within individual loans are consumer and credit card loans.

	Three Months Ended September 30, 2026
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$13,374	$26,659	$24,765	$10,441	$48,956	$5,908	$8,754	$11,560	$150,417
Provision for credit losses on loans	(2,470)	1,305	2,328	64	764	391	887	753	4,022
Loans charged off	-	(1,364)	(429)	-	(352)	(19)	(881)	(2,197)	(5,242)
Recoveries on loans previously charged off	35	297	2	226	70	14	317	730	1,691
Balance at end of period	$10,939	$26,897	$26,666	$10,731	$49,438	$6,294	$9,077	$10,846	$150,888
Liability for unfunded commitments
Balance at beginning of period	$90	$131	$5	$9	$11	$114	$-	$-	$360
Provision for credit losses on unfunded lending commitments	5	2	5	1	(1)	4	-	-	16
Balance at end of period	$95	$133	$10	$10	$10	$118	$-	$-	$376
Allowance for credit losses on loans and liability for unfunded lending commitments	$11,034	$27,030	$26,676	$10,741	$49,448	$6,412	$9,077	$10,846	$151,264

	Three Months Ended September 30, 2025
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$13,995	$23,912	$25,594	$10,444	$45,765	$5,093	$8,157	$16,421	$149,381
Provision for credit losses on loans	(602)	1,148	244	156	1,186	323	994	79	3,528
Loans charged off	(14)	(1,456)	-	-	(118)	(25)	(1,108)	(2,479)	(5,200)
Recoveries on loans previously charged off	2	132	-	60	13	-	327	1,216	1,750
Balance at end of period	$13,381	$23,736	$25,838	$10,660	$46,846	$5,391	$8,370	$15,237	$149,459
Liability for unfunded commitments
Balance at beginning of period	$255	$137	$6	$8	$18	$100	$-	$-	$524
Provision for credit losses on unfunded lending commitments	(135)	(2)	1	(1)	(6)	3	-	-	(140)
Balance at end of period	$120	$135	$7	$7	$12	$103	$-	$-	$384
Allowance for credit losses on loans and liability for unfunded lending commitments	$13,501	$23,871	$25,845	$10,667	$46,858	$5,494	$8,370	$15,237	$149,843

	Nine Months Ended September 30, 2026
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,983	$23,474	$24,637	$10,260	$48,341	$5,542	$8,806	$13,631	$149,674
Provision for credit losses on loans	(4,080)	5,640	2,297	(87)	1,584	779	2,421	2,136	10,690
Loans charged off	-	(4,168)	(429)	(103)	(592)	(73)	(3,018)	(7,044)	(15,427)
Recoveries on loans previously charged off	36	1,951	161	661	105	46	868	2,123	5,951
Balance at end of period	$10,939	$26,897	$26,666	$10,731	$49,438	$6,294	$9,077	$10,846	$150,888
Liability for unfunded commitments
Balance at beginning of period	104	116	8	7	9	105	-	-	349
Provision for credit losses on unfunded lending commitments	(9)	17	2	3	1	13	-	-	27
Balance at end of period	$95	$133	$10	$10	$10	$118	$-	$-	$376
Allowance for credit losses on loans and liability for unfunded lending commitments	$11,034	$27,030	$26,676	$10,741	$49,448	$6,412	$9,077	$10,846	$151,264

	Nine Months Ended September 30, 2025
			Commercial real estate		Residential real estate		Consumer
	Construction & development	Commercial, financial & agricultural	Non-owner occupied CRE	Owner occupied CRE	Residential mortgage loans	Home equity line of credit	Consumer credit card	All other consumer	Total
	(dollars in thousands)
Allowance for credit losses on loans
Balance at beginning of period	$14,119	$23,915	$24,815	$9,940	$43,471	$4,505	$8,299	$25,215	$154,279
Provision for credit losses on loans	(745)	2,926	1,839	658	3,702	907	2,086	(4,974)	6,399
Loans charged off	(14)	(3,923)	(816)	-	(475)	(25)	(2,712)	(8,771)	(16,736)
Recoveries on loans previously charged off	21	818	-	62	148	4	697	3,767	5,517
Balance at end of period	$13,381	$23,736	$25,838	$10,660	$46,846	$5,391	$8,370	$15,237	$149,459
Liability for unfunded commitments
Balance at beginning of period	165	161	6	10	7	135	-	-	484
Provision for credit losses on unfunded lending commitments	(45)	(26)	1	(3)	5	(32)	-	-	(100)
Balance at end of period	$120	$135	$7	$7	$12	$103	$-	$-	$384
Allowance for credit losses on loans and liability for unfunded lending commitments	$13,501	$23,871	$25,845	$10,667	$46,858	$5,494	$8,370	$15,237	$149,843
Age Analysis of Past Due and Nonaccrual Loans
The Company considers loans past due on the day following the contractual repayment date if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company's past due and accruing loans, in addition to the balances of loans on nonaccrual status, at September 30, 2026 and December 31, 2025. Balances in the tables below represent total unpaid principal balances gross of unearned and unamortized loan fees and costs.

	September 30, 2026
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$514,387	$2,612	$-	$309	$517,308
Commercial, financial & agricultural	1,770,366	1,853	17	9,322	1,781,558
Non-owner-occupied commercial real estate	3,319,045	1,687	-	20,100	3,340,832
Owner-occupied commercial real estate	1,609,335	2,628	-	3,007	1,614,970
Total commercial real estate	4,928,380	4,315	-	23,107	4,955,802
Total commercial loans	7,213,133	8,780	17	32,738	7,254,668
Residential mortgage loans	3,461,631	7,427	1,386	25,693	3,496,137
Home equity lines of credit	453,882	1,522	-	1,137	456,541
Consumer credit card	99,368	813	301	-	100,482
Other consumer loans	420,448	7,345	1	1,628	429,422
Total residential and consumer loans	4,435,329	17,107	1,688	28,458	4,482,582
Total	$11,648,462	$25,887	$1,705	$61,196	$11,737,250

	December 31, 2025
	Current or less than 30 days past due	30 - 89 Days past due	90 Days past due and still accruing	Nonaccrual	Total
Loans held for investment:	(dollars in thousands)
Construction and development	$570,668	$-	$-	$81	$570,749
Commercial, financial & agricultural	1,751,575	4,097	34	5,581	1,761,287
Non-owner-occupied commercial real estate	3,137,206	4,056	-	9,007	3,150,269
Owner-occupied commercial real estate	1,575,921	1,797	-	2,542	1,580,260
Total commercial real estate	4,713,127	5,853	-	11,549	4,730,529
Total commercial loans	7,035,370	9,950	34	17,211	7,062,565
Residential mortgage loans	3,283,403	12,943	862	23,893	3,321,101
Home equity lines of credit	408,114	1,361	167	1,203	410,845
Consumer credit card	96,988	1,042	280	-	98,310
Other consumer loans	539,260	9,779	-	2,356	551,395
Total residential and consumer loans	4,327,765	25,125	1,309	27,452	4,381,651
Total	$11,363,135	$35,075	$1,343	$44,663	$11,444,216
At September 30, 2026 and December 31, 2025, the Company had $17.4 million and $16.9 million, respectively, of nonaccrual commercial loans that had no allowance for credit loss. The interest income recorded on nonaccrual loans was approximately $1.0 million and $1.2 million in the first nine months of 2026 and 2025, respectively.
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
Loans are analyzed for risk rating updates as part of the annual credit review process. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenant or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Watch, Substandard or Nonaccrual may be subject to more frequent review and monitoring processes. In addition to the regular monitoring performed by the market lending personnel and credit committees, loans are subject to review by the Loan Review Department which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.
The risk category of loans in the portfolio as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$92,810	$157,224	$107,815	$14,427	$55,775	$30,877	$47,253	$506,181
Watch	-	2,749	85	-	637	-	-	3,471
Substandard	-	1,913	2,612	-	2,822	-	-	7,347
Nonaccrual	-	-	238	-	-	71	-	309
Total construction and development	92,810	161,886	110,750	14,427	59,234	30,948	47,253	517,308
Gross write-offs for the nine months ended September 30, 2026	-	-	-	-	-	-	-	-
Commercial, financial & agricultural
Risk Rating
Pass	301,303	297,094	196,543	104,892	103,292	246,076	508,815	1,758,015
Watch	638	1,105	1,474	810	137	22	1,796	5,982
Substandard	75	216	95	356	344	6,834	319	8,239
Nonaccrual	166	-	4,342	347	98	4,369	-	9,322
Total commercial, financial & agricultural	302,182	298,415	202,454	106,405	103,871	257,301	510,930	1,781,558
Gross write-offs for the nine months ended September 30, 2026	100	752	415	1,326	445	460	670	4,168
Non-owner occupied CRE
Risk Rating
Pass	433,331	421,875	350,429	264,698	484,112	1,261,386	33,560	3,249,391
Watch	-	2,912	908	1,691	15,293	5,316	336	26,456
Substandard	-	-	-	-	25,797	19,088	-	44,885
Nonaccrual	-	-	-	4,795	9,616	5,689	-	20,100
Total non-owner occupied CRE	433,331	424,787	351,337	271,184	534,818	1,291,479	33,896	3,340,832
Gross write-offs for the nine months ended September 30, 2026	-	-	-	-	429	-	-	429
Owner occupied CRE
Risk Rating
Pass	190,929	223,426	124,167	101,497	152,459	637,089	112,522	1,542,089
Watch	2,237	6,436	4,623	2,550	12,045	13,514	6,224	47,629
Substandard	1,867	-	1,991	3,622	5,704	7,859	1,202	22,245
Nonaccrual	-	-	-	70	1,761	676	500	3,007
Total owner occupied CRE	195,033	229,862	130,781	107,739	171,969	659,138	120,448	1,614,970
Gross write-offs for the nine months ended September 30, 2026	48	-	-	-	-	55	-	103

Residential mortgage loans
Accrual	767,788	733,803	384,739	344,244	468,261	726,084	45,525	3,470,444
Nonaccrual	226	2,731	7,159	8,122	2,603	4,852	-	25,693
Total Residential mortgage loans	768,014	736,534	391,898	352,366	470,864	730,936	45,525	3,496,137
Gross write-offs for the nine months ended September 30, 2026	272	157	94	69	-	-	-	592
Home equity lines of credit
Accrual	1,253	28	397	5	16	2,500	451,205	455,404
Nonaccrual	-	-	-	-	-	-	1,137	1,137
Total home equity lines of credit	1,253	28	397	5	16	2,500	452,342	456,541
Gross write-offs for the nine months ended September 30, 2026	73	-	-	-	-	-	-	73
Consumer credit card
Current	-	-	-	-	-	-	99,368	99,368
30-89 days	-	-	-	-	-	-	813	813
90+days	-	-	-	-	-	-	301	301
Total consumer credit card	-	-	-	-	-	-	100,482	100,482
Gross write-offs for the nine months ended September 30, 2026	-	-	-	-	-	-	3,018	3,018
All other consumer
Current	75,916	70,952	67,146	70,205	56,633	52,217	27,378	420,448
30-89 days	482	813	967	2,070	1,766	1,246	-	7,345
90+ days	1	-	-	-	-	-	-	1
Nonaccrual	42	211	256	395	360	364	-	1,628
Total all other consumer	76,443	71,976	68,369	72,670	58,759	53,827	27,378	429,422
Gross write-offs for the nine months ended September 30, 2026	1,408	731	1,024	1,693	1,337	851	-	7,044
Total loans	$1,869,066	$1,923,488	$1,255,986	$924,796	$1,399,531	$3,026,129	$1,338,254	$11,737,250
Gross write-offs for the nine months ended September 30, 2026	1,901	1,640	1,533	3,088	2,211	1,366	3,688	15,427

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Construction and development
Risk Rating
Pass	$165,449	$207,312	$27,395	$71,348	$36,631	$17,334	$32,568	$558,037
Watch	529	244	1,486	3,490	-	-	-	5,749
Substandard	-	-	4,095	2,266	-	521	-	6,882
Nonaccrual	-	-	-	-	-	81	-	81
Total construction and development	165,978	207,556	32,976	77,104	36,631	17,936	32,568	570,749
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	14	-	14

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial, financial & agricultural
Risk Rating
Pass	383,642	257,121	147,877	154,197	94,111	211,879	475,596	1,724,423
Watch	1,883	1,294	891	652	98	204	1,082	6,104
Substandard	1,981	1,428	1,113	1,242	7,922	11,211	282	25,179
Nonaccrual	38	47	1,439	2,990	47	315	705	5,581
Total commercial, financial & agricultural	387,544	259,890	151,320	159,081	102,178	223,609	477,665	1,761,287
Gross write-offs for the year ended December 31, 2025	1,393	358	1,148	824	100	746	180	4,749
Non-owner occupied CRE
Risk Rating
Pass	417,956	257,298	270,435	572,181	421,783	1,063,545	33,545	3,036,743
Watch	-	527	237	6,487	-	49,660	387	57,298
Substandard	-	921	-	23,488	9,538	13,274	-	47,221
Nonaccrual	-	-	-	6,164	25	2,818	-	9,007
Total non-owner occupied CRE	417,956	258,746	270,672	608,320	431,346	1,129,297	33,932	3,150,269
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	816	-	816
Owner occupied CRE
Risk Rating
Pass	231,225	132,459	110,736	173,201	235,419	517,212	111,649	1,511,901
Watch	1,133	1,154	4,080	3,006	5,634	16,519	1,229	32,755
Substandard	418	2,050	3,623	15,059	904	9,137	1,871	33,062
Nonaccrual	-	-	72	1,182	259	1,029	-	2,542
Total owner occupied CRE	232,776	135,663	118,511	192,448	242,216	543,897	114,749	1,580,260
Gross write-offs for the year ended December 31, 2025	-	-	-	384	-	-	-	384
Residential mortgage loans
Accrual	912,652	544,631	429,302	529,876	394,244	440,662	45,841	3,297,208
Nonaccrual	510	4,328	8,425	3,002	4,121	3,507	-	23,893
Total Residential mortgage loans	913,162	548,959	437,727	532,878	398,365	444,169	45,841	3,321,101
Gross write-offs for the year ended December 31, 2025	263	30	189	158	91	-	-	731
Home equity lines of credit
Accrual	1,061	16	598	99	249	2,707	404,912	409,642
Nonaccrual	-	-	-	-	-	-	1,203	1,203
Total home equity lines of credit	1,061	16	598	99	249	2,707	406,115	410,845
Gross write-offs for the year ended December 31, 2025	25	-	-	-	-	-	39	64
Consumer credit card
Current	-	-	-	-	-	-	96,988	96,988
30-89 days	-	-	-	-	-	-	1,042	1,042
90+days	-	-	-	-	-	-	280	280
Total consumer credit card	-	-	-	-	-	-	98,310	98,310
Gross write-offs for the year ended December 31, 2025	-	-	-	-	-	-	3,452	3,452

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
All other consumer
Current	108,542	103,299	109,084	95,649	46,525	36,933	39,228	539,260
30-89 days	647	1,573	2,400	2,872	1,424	863	-	9,779
90+ days	-	-	-	-	-	-	-	-
Nonaccrual	201	259	673	605	360	258	-	2,356
Total all other consumer	109,390	105,131	112,157	99,126	48,309	38,054	39,228	551,395
Gross write-offs for the year ended December 31, 2025	3,172	1,201	2,004	2,112	1,285	1,212	-	10,986
Total loans	$2,227,867	$1,515,961	$1,123,961	$1,669,056	$1,259,294	$2,399,669	$1,248,408	$11,444,216
Gross write-offs for the year ended December 31, 2025	$4,853	$1,589	$3,341	$3,478	$1,476	$2,788	$3,671	$21,196
Collateral-dependent loans
The Company's collateral-dependent loans are comprised of loans where repayment of the loan is dependent on the sale or operation of the collateral. The Company requires that collateral-dependent loans be either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2026 and December 31, 2025, by the expected source of repayment.

	September 30, 2026
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$1,449	$-	$1,449
Commercial, financial & agricultural	-	8,572	8,572
Non-owner-occupied commercial real estate	20,178	-	20,178
Owner-occupied commercial real estate	3,894	-	3,894
Residential mortgage loans	1,672	-	1,672
Home equity lines of credit	16	-	16
Total	$27,209	$8,572	$35,781

	December 31, 2025
	Real Estate	Business Assets	Total
	(dollars in thousands)
Construction and development	$2,530	$-	$2,530
Commercial, financial & agricultural	-	4,404	4,404
Non-owner-occupied commercial real estate	9,029	-	9,029
Owner-occupied commercial real estate	4,049	-	4,049
Residential mortgage loans	616	-	616
Home equity lines of credit	-	-	-
Total	$16,224	$4,404	$20,628

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
The Company's modification of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or nonaccrual, where the maturity date was extended. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate, or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.
The following tables present the amortized cost at September 30, 2026 and 2025 of loans that were modified during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$7,347	$239	$-	$-	$-	$7,586	1.47%
Commercial, financial & agricultural	329	11	-	-	-	340	0.02%
Non-owner occupied CRE	12,659	-	-	-	-	12,659	0.38%
Owner occupied CRE	1,655	931	-	442	-	3,028	0.19%
Total commercial real estate	14,314	931	-	442	-	15,687	0.32%
Residential mortgage loans	4,054	-	1,405	-	502	5,961	0.17%
Home equity lines of credit	-	-	-	-	-	-	-%
Total residential loans	4,054	-	1,405	-	502	5,961	0.15%
All other consumer	44	-	93	-	-	137	0.03%
Total	$26,088	$1,181	$1,498	$442	$502	$29,711	0.25%

	Three Months Ended September 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$5,301	$-	$-	$-	$2,107	$7,408	0.86%
Commercial, financial & agricultural	4,241	-	-	210	4,226	8,677	0.50%
Non-owner occupied CRE	6,221	-	-	-	5,663	11,884	0.51%
Owner occupied CRE	7,409	-	-	-	-	7,409	0.47%
Total commercial real estate	13,630	-	-	-	5,663	19,293	0.41%
Residential mortgage loans	1,069	-	332	-	-	1,401	0.05%
Home equity lines of credit	540	-	-	-	-	540	0.14%
Total residential loans	1,609	-	332	-	-	1,941	0.06%
All other consumer	183	-	121	-	-	304	0.04%
Total	$24,964	$-	$453	$210	$11,996	$37,623	0.33%

	Nine Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$7,347	$239	$-	$-	$-	$7,586	1.47%
Commercial, financial & agricultural	7,029	1,605	-	-	-	8,634	0.48%
Non-owner occupied CRE	21,349	876	-	6,341	-	28,566	0.86%
Owner occupied CRE	10,947	1,386	-	442	-	12,775	0.79%
Total commercial real estate	32,296	2,262	-	6,783	-	41,341	0.83%
Residential mortgage loans	7,175	-	2,236	-	758	10,169	0.29%
Home equity lines of credit	565	-	-	-	-	565	0.12%
Total residential loans	7,740	-	2,236	-	758	10,734	0.27%
All other consumer	69	-	388	-	-	457	0.09%
Total	$54,481	$4,106	$2,624	$6,783	$758	$68,752	0.59%

	Nine Months Ended September 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$5,420	$-	$-	$-	$2,107	$7,527	0.88%
Commercial, financial & agricultural	5,101	143	194	210	4,226	9,874	0.57%
Non-owner occupied CRE	15,428	434	-	-	5,663	21,525	1.13%
Owner occupied CRE	9,520	420	-	1,659	-	11,599	0.73%
Total commercial real estate	24,948	854	-	1,659	5,663	33,124	0.70%
Residential mortgage loans	3,379	275	1,851	50	-	5,555	0.19%
Home equity lines of credit	758	-	-	-	-	758	0.19%
Total residential loans	4,137	275	1,851	50	-	6,313	0.19%
All other consumer	673	-	354	-	-	1,027	0.15%
Total	$40,279	$1,272	$2,399	$1,919	$11,996	$57,865	0.51%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-	37	4	-%
Commercial, financial & agricultural	-	27	6	-
Non-owner-occupied commercial real estate	13	110	5	-
Owner-occupied commercial real estate	3	21	10	-
Residential real estate	-		24	6.79%
Home equity lines of credit	-		12	-
All other consumer	-		2	7.99%
Total	$16

	Nine Months Ended September 30, 2025
	Interest/Fees Forgiveness	Weighted-Average Months of Deferred Payments	Weighted-Average Months of Term Extensions	Weighted-Average Interest Rate Reduction
	(dollars in thousands)
Construction and development	$-			-%
Commercial, financial & agricultural	2		14	—%
Non-owner-occupied commercial real estate	-		27	-
Owner-occupied commercial real estate	8	31		-
Residential real estate	3			6.77%
Home equity lines of credit	-			-
All other consumer	-		2	7.22%
Total	$13
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2026 and 2025 and were modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal.

	Nine Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$-	$-	$-	$-	$-	$-	0.00%
Commercial, financial & agricultural	494	11	-	-	-	505	0.03%
Non-owner-occupied CRE	7,786	-	-	-	5,823	13,609	0.41%
Owner occupied CRE	-	830	-	-	-	830	0.05%
Total commercial real estate	7,786	830	-	-	5,823	14,438	0.29%
Residential mortgage loans	235	-	524	-	-	759	0.02%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	235		524			759	0.02%
All other consumer	45	-	134	-	-	179	0.03%
Total	$8,560	$840	$658	$-	$5,823	$15,881	0.14%

	Nine Months Ended September 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category

	(dollars in thousands)
Construction and development	$1,878	$-	$-	$-	$-	$1,878	0.22%
Commercial, financial & agricultural	700	-	5,873	-	245	6,818	0.39%
Non-owner occupied CRE	2,544	71	-	139	-	2,754	0.12%
Owner occupied CRE	1,629	-	-	-	-	1,629	0.10%
Total commercial real estate	4,173	71	-	139	-	4,383	0.09%
Residential mortgage loans	1,624	275	179	-	-	2,078	0.07%
Home equity lines of credit	-	-	-	-	-	-	0.00%
Total residential loans	1,624	275	179			2,078	0.06%
All other consumer	257	-	71	-	-	328	0.05%
Total	$8,632	$346	$6,123	$139	$245	$15,485	0.14%

The following tables include the end of period balances by past due status and nonaccrual performance for modifications to troubled borrowers modified in the previous twelve-month period by portfolio segment as of September 30, 2026 and 2025.

	September 30, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Nonaccrual	Total
	(dollars in thousands)
Construction and development	$9,078	$591	$-	$309	$9,978
Commercial, financial & agricultural	1,051	-	-	8,094	9,145
Non-owner-occupied commercial real estate	20,781	-	-	7,786	28,567
Owner-occupied commercial real estate	11,423	-	-	2,330	13,753
Total commercial real estate	32,204	-	-	10,116	42,320
Residential mortgage loans	3,191	80	-	6,561	9,832
Home equity lines of credit	565	-	-	-	565
Total residential loans	3,756	80	-	6,561	10,397
All other consumer	401	114	-	87	602
Total	$46,490	$785	$-	$25,167	$72,442

	September 30, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Nonaccrual	Total
	(dollars in thousands)
Construction and development	$7,068	$-	$-	$459	$7,527
Commercial, financial & agricultural	11,104	836	-	812	12,752
Non-owner-occupied commercial real estate	13,415	-	-	9,388	22,803
Owner-occupied commercial real estate	12,975	-	-	747	13,722
Total commercial real estate	26,390	-	-	10,135	36,525
Residential mortgage loans	1,828	265	-	5,772	7,865
Home equity lines of credit	540	-	-	-	540
Total residential loans	2,368	265	-	5,772	8,405
All other consumer	809	95	103	-	1,007
Total	$47,739	$1,196	$103	$17,178	$66,216
The Company had commitments of $0.7 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans.

(4)Mortgage Banking Activities
The Company originates mortgage loans and sells those loans to the FHLMC, FNMA, GNMA, and private investors. Typically, these loans are sold with servicing retained by the Bank. Loans sold with servicing retained for the nine months ended September 30, 2026 and 2025 aggregated $412.6 million and $294.7 million, respectively. Loans serviced for investors aggregated $4.6 billion at both September 30, 2026 and September 30, 2025, respectively.
Included in mortgage banking revenues in the accompanying consolidated statements of income for September 30, 2026 and 2025 are the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
	(dollars in thousands)
Gains on sale of mortgage loans	$5,813	$7,804	$-	$18,921	$21,065
Fees on real estate loans sold	657	506	-	1,806	1,411
(Losses) on interest rate lock commitments (IRLC) and associated hedging	(482)	(883)	-	(248)	(968)
Servicing fees	2,838	2,870	-	8,497	8,655
Mortgage banking revenues, net	$8,826	$10,297	$-	$28,976	$30,163
The following assumptions were used in determining the fair value of the capitalized mortgage servicing rights:

	Nine Months Ended September 30,
	2026	2025
Discount rate	9.16%	9.16%
Prepayment speed	6.00%	6.80%
Delinquency rate	0.91%	0.83%
A summary of the mortgage servicing rights is as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$29,391	$30,423
Capitalized mortgage servicing rights	5,895	3,521
Amortization	(4,689)	(4,456)
Change in valuation allowance	-	-
Balance at end of period	$30,597	$29,488
Amortization is recorded as other noninterest expense. The valuation allowance at each of September 30, 2026 and December 31, 2025 was $0.
(5)Goodwill and Intangible Assets
Goodwill and core deposit intangible assets are summarized in the following table:

	September 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
	(dollars in thousands)
Amortizable intangible assets:
Core deposit intangible assets	$20,498	$(20,255)	$243	$20,498	$(18,304)	$2,194
Trust customer intangible asset	6,100	(5,084)	1,016	6,100	(4,866)	1,233
Total amortizable intangible assets	$26,598	$(25,339)	$1,259	$26,598	$(23,170)	$3,427
Goodwill:
Commercial Banking segment	$210,331	$-	$210,331	$210,331	$-	$210,331
Consumer Banking segment	126,095	-	126,095	126,095	-	126,095
Wealth segment	11,811	-	11,811	11,811	-	11,811
Total goodwill	$348,237	$-	$348,237	$348,237	$-	$348,237

(6)Customer Repurchase Agreements
Customer repurchase agreements are short-term borrowings that generally have one day maturities.
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	September 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$34,794	$-	$-	$34,794
Government-sponsored enterprise obligations	2,166	-	-	2,166
Mortgage-backed securities	827,381	-	-	827,381
Total repurchase agreements, gross amount recognized	$864,341	$-	$-	$864,341

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
	(dollars in thousands)
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$29,667	$-	$-	$29,667
Government-sponsored enterprise obligations	9,181	-	-	9,181
Mortgage-backed securities	906,962	-	-	906,962
Total repurchase agreements, gross amount recognized	$945,811	$-	$-	$945,811
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
The following represents a summary of changes in the Company's nonvested restricted stock shares as of September 30, 2026.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	602,300	$13.31
Granted	245,953	24.56
Vested	(171,600)	13.28
Forfeited	(5,239)	14.34
Nonvested at September 30, 2026	671,414	$17.43
The total stock-based compensation expense recognized for restricted stock awards and restricted stock units was $1.1 million and $0.9 million in the three months ended September 30, 2026 and 2025, respectively, and $3.7 million and $2.5 million in the nine months ended September 30, 2026 and 2025, respectively. This expense is calculated on the graded-vesting method and is included in salaries and employee benefits.
Additionally, the Company adopted an employee stock purchase program in May 2026 (the "2026 ESPP") that allows eligible employees to purchase shares of the Company's Class A common stock at periodic intervals using accumulated payroll deductions. As of September 30, 2026, there were 1,200,000 shares authorized under the 2026 ESPP. The initial offering period commenced on July 1, 2026 and is scheduled to end on December 31, 2026. Employees may purchase shares at a price equal to 95% of the fair market value of the Company's common stock on the last day of the offering period. Employee payroll deductions of approximately $0.2 million related to future stock purchases were included in noninterest-bearing demand deposits as of September 30, 2026.

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
The income per share attributable to common stock for the three and nine months ended September 30, 2026 and September 30, 2025 is shown in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except in per share data)
Basic income per share:
Net income attributable to Central Bancompany, Inc.	$116,242	$97,098	$341,102	$283,261
Less: Dividends declared on forfeitable nonvested restricted stock	81	33	233	578
Net income allocated to common stock	$116,162	$97,065	$340,869	$282,683
Weighted average common shares outstanding	239,060	220,059	239,541	220,021
Basic income per common share	$0.49	$0.44	$1.42	$1.28
Diluted income per common share:
Net income attributable to Central Bancompany, Inc.	$116,242	$97,098	$341,102	$283,261
Less: Dividends declared on forfeitable nonvested restricted stock	81	33	233	578
Net income allocated to common stock	$116,162	$97,065	$340,869	$282,683
Weighted average diluted common shares outstanding	239,550	220,059	240,004	220,021
Diluted income per common share	$0.48	$0.44	$1.42	$1.28
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

Such commitments and conditional obligations were as follows as of the dates presented.

	Contractual Amount
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Off Balance Sheet Commitments
Loan Commitments	$3,076,259	$2,952,732
Standby Letters of Credit	89,549	80,060
Commercial Letters of Credit	2,654	2,703
Credit Derivatives	39,735	19,224
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

Instruments Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis (including items that are required to be measured at fair value) at September 30, 2026 and December 31, 2025. There were no transfers among levels during the first nine months ended September 30, 2026 or the year ended December 31, 2025.

	Fair Value September 30, 2026	Fair value measurements at report date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$17,791	$-	$17,791	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,860,364	1,252,109	5,608,255	-
Obligations of states and political subdivisions	12,355	-	12,355	-
Other securities	3,225	-	3,225	-
Equity investments	48,295	-	36,632	11,663
Derivatives	8,387	-	8,387	-
Total assets	$6,950,417	$1,252,109	$5,686,645	$11,663

Liabilities:
Derivatives	$7,328	$-	$7,328	$-
Total liabilities	$7,328	$-	$7,328	$-

		Fair value measurements at report date using
	Fair Value December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Loans held for sale	$54,119	$-	$54,119	$-
Available for sale investment securities:
U.S. government obligations and government-sponsored enterprises	6,349,320	928,287	5,421,033	-
Obligations of states and political subdivisions	16,644	-	16,644	-
Other securities	6,499	1,018	5,481	-
Equity investments	48,200	-	36,690	11,510
Derivatives	7,969	-	7,969	-
Total assets	$6,482,752	$929,305	$5,541,937	$11,510

Liabilities:
Derivatives	$7,021	$-	$7,021	$-
Total liabilities	$7,021	$-	$7,021	$-

The following table provides the assets measured at fair value on a nonrecurring basis during the first nine months of 2026 and 2025, and still held as of September 30, 2026 and 2025.

		Fair value measurements at report date using
	Fair Value September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$35,781	$-	$-	$35,781
Mortgage servicing rights	68,797	-	-	68,797
Total assets	$104,578	$-	$-	$104,578

		Fair value measurements at report date using
	Fair Value September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Collateral dependent loans	$22,950	$-	$-	$22,950
Mortgage servicing rights	60,652	-	-	60,652
Total assets	$83,602	$-	$-	$83,602
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
The estimated fair values of the Company's financial assets and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and due from banks	$188,916	$188,916	$-	$-
Short-term interest-bearing deposits	563,154	563,154	-	-
Interest-bearing deposits	402	402	-	-
Investment securities
Available for sale	6,875,944	1,252,109	5,623,835	-
Held to maturity	1,525	-	1,520	-
Equity	48,295	-	36,632	11,663
Net loans held for investment	11,576,552	-	-	11,455,124
Loans held for sale	17,791	-	17,791	-
Derivatives	8,387	-	8,387	-
Total assets	$19,280,966	$2,004,581	$5,688,165	$11,466,787

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets
Cash and due from banks	$258,588	$258,588	$-	$-
Short-term interest-bearing deposits	1,805,555	1,805,555	-	-
Interest-bearing deposits	1,039	-	-	1,039
Investment securities
Available for sale	6,372,463	929,305	5,443,158	-
Held to maturity	1,689	-	1,023	677
Equity	48,200	-	36,690	11,510
Net loans held for investment	11,284,931	-	-	11,285,348
Loans held for sale	54,119	-	54,119	-
Derivatives	7,969	-	7,969	-
Total assets	$19,834,553	$2,993,448	$5,542,959	$11,298,574
The estimated fair values of the Company's financial liabilities and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$932,323	$932,323	$-	$-
Accrued interest payable	7,385	7,385	-	-
Derivatives	7,328	-	7,328	-

	December 31, 2025
	Carrying amount	Estimated Fair Value
		Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities
Federal funds purchased and customer repurchase agreements	$1,011,851	$1,011,851	$-	$-
Accrued interest payable	9,306	9,306	-	-
Derivatives	7,021	-	7,021	-
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

Segment Financial Information
The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals.

	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands, unless otherwise indicated)
Three Months Ended September 30, 2026
Net interest income	$85,362	$115,165	$(17)	$18,346	$218,856
Provision for (recovery of) credit losses	2,289	1,733	-	16	4,038
Net interest income after provision for credit losses	83,073	113,432	(17)	18,330	214,818
Noninterest income	31,463	11,335	22,789	1,213	66,800
Noninterest expense	63,612	41,646	14,839	10,882	130,979
Income before income taxes	50,924	83,121	7,933	8,661	150,639
Income taxes	12,189	19,206	1,905	1,097	34,397
Net income	$38,735	$63,915	$6,028	$7,564	$116,242

Assets under advice ($MM)	$-	$-	$17,537	$-	$17,537

Three Months Ended September 30, 2025
Net interest income	$79,634	$109,643	$(17)	$9,612	$198,872
Provision for (recovery of) credit losses	1,930	1,599	-	(147)	3,382
Net interest income after provision for credit losses	77,704	108,044	(17)	9,759	195,490
Noninterest income	31,876	10,887	19,470	(5,163)	57,070
Noninterest expense	59,902	40,185	13,228	13,630	126,945
Income before income taxes	49,678	78,746	6,225	(9,034)	125,615
Income taxes	11,900	18,218	1,494	(3,096)	28,516
Net income	$37,778	$60,528	$4,731	$(5,939)	$97,098

Assets under advice ($MM)	$-	$-	$15,412	$-	$15,412

	Consumer	Commercial	Wealth Management	Corp / Other	Total
	(dollars in thousands, unless otherwise indicated)
Nine Months Ended September 30, 2026
Net interest income	$250,963	$341,192	$(66)	$48,168	$640,257
Provision for credit losses	7,308	3,382	-	29	10,719
Net interest income after provision for credit losses	243,655	337,810	(66)	48,139	629,538
Noninterest income	96,396	33,603	66,230	5,213	201,442
Noninterest expense	190,434	122,300	42,373	33,842	388,949
Income before income taxes	149,617	249,113	23,791	19,510	442,031
Income taxes	35,824	57,639	5,718	1,748	100,929
Net income	$113,793	$191,474	$18,073	$17,762	$341,102

Assets under advice ($MM)	$-	$-	$17,537	$-	$17,537

Nine Months Ended September 30, 2025
Net interest income	$233,682	$323,763	$(60)	$25,816	$583,201
Provision for (recovery of ) credit losses	2,059	3,041	(4)	1,199	6,295
Net interest income after provision for credit losses	231,623	320,722	(56)	24,617	576,906
Noninterest income	78,903	32,107	56,308	(1,393)	165,925
Noninterest expense	181,507	118,312	38,448	37,710	375,977
Income before income taxes	129,019	234,517	17,804	(14,486)	366,854
Income taxes	30,898	54,270	4,275	(5,850)	83,593
Net income	$98,121	$180,247	$13,529	$(8,636)	$283,261

Assets under advice ($MM)	$-	$-	$15,412	$-	$15,412

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

(12) Employee Benefit Plans
The amount of net pension cost is shown in the table below for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Service Cost	$-	$-	$-	$-
Interest Cost	1,388	1,382	4,164	4,146
Expected Return on Assets	(1,631)	(1,592)	(4,893)	(4,775)
Net Amortization	-	-	-	-
Net periodic pension cost	$(243)	$(210)	$(729)	$(629)
All benefits accrued under the Company’s defined benefit pension plan have been frozen since December 31, 2018. During the first nine months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the SERP), which carries no segregated assets.
During the third quarter of 2026, the Company continued the termination process for its defined benefit pension plan, which began in the first quarter of 2026. In October 2026, the Company completed the termination of the defined benefit pension plan through a combination of lump-sum distributions to eligible participants and the purchase of group annuity contracts from a third-party insurer. As all benefit obligations have been satisfied, the Company expects to recognize a settlement gain of approximately $27 million during the fourth quarter of 2026. The settlement gain will primarily result from the recognition of unamortized actuarial gains and losses previously recorded in accumulated other comprehensive income.
The pension plan was in a surplus position at the time of termination. Excess plan assets remaining after satisfaction of all benefit obligations are expected to be used to fund future nonelective contributions to the Company's defined contribution 401(k) plan or other qualified purposes, subject to applicable regulatory requirements.
No settlement gain or other termination-related impacts have been recognized in the accompanying consolidated financial statements as of September 30, 2026, as the plan termination was completed subsequent to quarter-end. The Company does not expect the termination to have a material adverse impact on its liquidity, capital, or ongoing results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For additional information, see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” in this Quarterly Report on Form 10‑Q.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding issuer purchases of equity securities during the third quarter of 2026.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [1]
July 1 - July 31, 2026	-	$-	-	$11,263,730
August 1 - August 31, 2026	-	-	-	100,000,000
September 1 - September 30, 2026	122,872	31.02	122,872	96,188,289
Total	122,872	$31.02	122,872	96,188,289
1Amounts shown for July and August 2026 reflect the remaining capacity under the 2026 Repurchase Program and the newly authorized Second Repurchase Plan, respectively.
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
The Company has not made any repurchases during the quarter other than through the Second Repurchase Plan. All share purchases pursuant to the 2026 Repurchase Program and the Second Repurchase Plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for certain purchases if the Company satisfies the manner, timing, price and volume conditions of the rule when purchasing its own shares of common stock.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of the officers or directors of the Company have adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any "non-Rule 10b5-1" trading arrangement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL BANCOMPANY, INC.

Date:	November 13, 2026	By:	/s/ James K. Ciroli
Name: James K. Ciroli
Title: EVP and Chief Financial Officer (Principal Financial Officer and Authorized Officer)